Form 10-Q
period 1996-06-29
TREX MEDICAL CORP
filed 1996-08-05
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission File Number 1-11827


                            TREX MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         06-1439626
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   36 Apple Ridge Road
   Danbury, Connecticut                                                  06810
   (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (617) 622-1000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
        requirements for the past 90 days. Yes [   ]  No [ X ]

        The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on June 25, 1996, the date its Registration Statement on Form S-1 became effective, and has filed all such reports required to be filed thereunder since such date.

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at July 26, 1996
        ----------------------------      ----------------------------
        Common Stock, $.01 par value               28,592,630
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                            TREX MEDICAL CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 29,  September 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $  2,379      $    202
     Accounts receivable, less allowances of
       $1,073 and $870                                  21,405        14,937
     Inventories:
       Raw materials and supplies                       16,712         9,414
       Work in process                                   7,484         5,195
       Finished goods                                    3,872         2,058
     Prepaid expenses                                    1,078           113
     Prepaid income taxes                                3,754         3,474
     Due from affiliated companies                       2,602             -
                                                      --------      --------
                                                        59,286        35,393
                                                      --------      --------

   Property, Plant and Equipment, at Cost               14,678         9,939

     Less: Accumulated depreciation and amortization     3,108         2,128
                                                      --------      --------
                                                        11,570         7,811
                                                      --------      --------

   Cost in Excess of Net Assets of Acquired
     Companies (Note 3)                                 72,190        59,170
                                                      --------      --------
                                                      $143,046      $102,374
                                                      ========      ========






                                        2PAGE

                            TREX MEDICAL CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      June 29,  September 30,
   (In thousands except share amounts)                    1996           1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                 $  9,475      $  7,381
     Accrued payroll and employee benefits               3,459         2,338
     Accrued warranty costs                              4,913         2,991
     Customer deposits                                   3,633           771
     Accrued income taxes                                4,255             -
     Other accrued expenses                             12,438         8,245
     Due to Thermo Electron Corporation and
       affiliated companies                                  -           496
                                                      --------      --------
                                                        38,173        22,222
                                                      --------      --------

   Deferred Income Taxes                                   143           142
                                                      --------      --------

   Long-term Obligations:
     4.2% Subordinated convertible note, due to
       parent company (Note 4)                          39,000             -
     Other                                                 129             -
                                                      --------      --------
                                                        39,129             -
                                                      --------      --------

   Shareholders' Investment (Note 4):
     Net parent company investment                           -        80,010
     Common stock, $.01 par value, 50,000,000
       shares authorized; 22,216,452 shares
       issued and outstanding in 1996                      222             -
     Capital in excess of par value                     59,476             -
     Retained earnings                                   5,903             -
                                                      --------      --------
                                                        65,601        80,010
                                                      --------      --------
                                                      $143,046      $102,374
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            TREX MEDICAL CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                           Three Months Ended
                                                           ------------------
                                                           June 29,   July 1,
   (In thousands except per share amounts)                     1996      1995
   --------------------------------------------------------------------------
   Revenues (includes $3,100 to affiliated companies
     in 1996) (Note 2)                                     $36,681   $17,197
                                                           -------   -------

   Costs and Operating Expenses:
     Cost of revenues (includes $1,506 for affiliated
       companies revenues in 1996)                          20,720     8,622
     Selling, general and administrative expenses            6,835     3,938
     Research and development expenses                       4,775     2,215
                                                           -------   -------
                                                            32,330    14,775
                                                           -------   -------

   Operating Income                                          4,351     2,422

   Interest Income                                             176         -
   Interest Expense, Related Party                            (412)        -
   Other Income (Expense), Net                                 (28)       25
                                                           -------   -------
   Income Before Provision for Income Taxes                  4,087     2,447
   Provision for Income Taxes                                1,918     1,103
                                                           -------   -------
   Net Income                                              $ 2,169   $ 1,344
                                                           =======   =======
   Earnings per Share:
     Primary                                               $   .10   $   .07
                                                           =======   =======
     Fully diluted                                         $   .09   $   .07
                                                           =======   =======
   Weighted Average Shares:
     Primary                                                22,386    20,151
                                                           =======   =======
     Fully diluted                                          25,694    20,151
                                                           =======   =======


   The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                            TREX MEDICAL CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                          Nine Months Ended
                                                        ---------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues (includes $5,612 to affiliated companies
     in 1996) (Note 2)                                   $103,510   $ 48,512
                                                         --------   --------

   Costs and Operating Expenses:
     Cost of revenues (includes $2,688 for affiliated
       companies revenues in 1996)                         58,312     24,747
     Selling, general and administrative expenses          20,530     11,055
     Research and development expenses                     12,945      8,485
                                                         --------   --------
                                                           91,787     44,287
                                                         --------   --------

   Operating Income                                        11,723      4,225

   Interest Income                                            616          -
   Interest Expense, Related Party                         (1,284)         -
   Other Income, Net                                            7         23
                                                         --------   --------
   Income Before Provision for Income Taxes                11,062      4,248
   Provision for Income Taxes                               5,159      1,938
                                                         --------   --------
   Net Income                                            $  5,903   $  2,310
                                                         ========   ========
   Earnings per Share:
     Primary                                             $    .27   $    .11
                                                         ========   ========
     Fully diluted                                       $    .26   $    .11
                                                         ========   ========

   Weighted Average Shares:
     Primary                                               21,839     20,151
                                                         ========   ========
     Fully diluted                                         25,310     20,151
                                                         ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                           Nine Months Ended
                                                          -------------------
                                                          June 29,    July 1,
   (In thousands)                                             1996       1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                           $  5,903  $  2,310
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization                     2,302     1,225
           Provision for losses on accounts receivable          88        50
           Other noncash items                                 (85)       17
           Changes in current accounts, excluding the
             effects of acquisition:
               Accounts receivable                          (2,964)     (444)
               Inventories                                  (2,518)   (1,552)
               Other current assets                         (4,006)     (789)
               Accounts payable                               (438)    1,460
               Accrued income taxes                          4,255         -
               Other current liabilities                     2,243       270
                                                          --------  --------
                 Net cash provided by operating
                   activities                                4,780     2,547
                                                          --------  --------

   Investing Activities:
     Acquisition, net of cash acquired (Note 3)            (18,817)        -
     Purchases of property, plant and equipment             (2,515)   (1,134)
     Proceeds from sale of property, plant and
       equipment                                                46        45
                                                          --------  --------
                 Net cash used in investing activities    $(21,286) $ (1,089)
                                                          --------  --------



                                        6PAGE

                            TREX MEDICAL CORPORATION

                                   (Unaudited)


                                                          Nine Months Ended
                                                         -------------------
                                                         June 29,    July 1,
   (In thousands)                                            1996       1995
   -------------------------------------------------------------------------
   Financing Activities:
     Net proceeds from private placements of
       Company common stock                             $ 18,688    $      -
     Net transfers to parent company                           -      (1,458)
     Other                                                    (5)          -
                                                        --------    --------
                 Net cash provided by (used in)
                   financing activities                   18,683      (1,458)
                                                        --------    --------

   Increase in Cash and Cash Equivalents                   2,177           -
   Cash and Cash Equivalents at Beginning of Period          202           -
                                                        --------    --------

   Cash and Cash Equivalents at End of Period           $  2,379    $      -
                                                        ========    ========

   Noncash Activities:
     Fair value of assets of acquired company           $ 28,956    $      -
     Cash paid for acquired company                      (18,878)          -
                                                        --------    --------

       Liabilities assumed of acquired company          $ 10,078    $      -
                                                        ========    ========

     Issuance of subordinated convertible note to
       parent company                                   $ 42,000    $      -
     Conversion of subordinated convertible note
       by parent company                                $  3,000    $      -


   The accompanying notes are an integral part of these consolidated financial statements.



                                        7PAGE

                            TREX MEDICAL CORPORATION

                   Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and nine-month periods ended June 29, 1996 and July 1, 1995, and the cash flows for the nine-month periods ended June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (Registration No. 333-2926), filed with the Securities and Exchange Commission.

   2.   Related Party Transactions

        During the three and nine months ended June 29, 1996, the Company sold laser systems to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation, for aggregate revenues of $3,010,000 and $5,250,000, respectively. In addition, the Company sold equipment to other affiliated companies for $90,000 and $362,000 during the three and nine months ended June 29, 1996, respectively.

   3.   Acquisition and Proposed Acquisition

        In May 1996, the Company acquired the assets of XRE Corporation (XRE), a Massachusetts-based company that designs, manufactures, and markets X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions, for $17.1 million in cash and the repayment of $1.8 million of indebtedness. The purchase price for XRE is subject to a post-closing adjustment based on the net asset value of XRE as of the closing date. This acquisition has been accounted for using the purchase method of accounting and XRE's results of operations have been included in the accompanying financial statements from the date of acquisition. The aggregate cost of this acquisition exceeded the estimated fair value of the acquired net assets by $13.6 million, which is being amortized over 40 years.
                                        8PAGE

                            TREX MEDICAL CORPORATION

        Based on unaudited data, the following table presents selected financial information for the Company and XRE on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1995.

                                   Three Months Ended      Nine Months Ended
                                  --------------------    -------------------
   (In thousands except           June 29,     July 1,    June 29,    July 1,
   per share amounts)                 1996        1995        1996       1995
   --------------------------------------------------------------------------
   Revenues                       $ 41,901    $ 23,380    $121,730  $ 70,293
   Net income                        2,071       1,237       4,660     1,958
   Earnings per Share:
     Primary                           .09         .06         .21       .10
     Fully diluted                     .09         .06         .21       .10

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made at the beginning of fiscal 1995.

        In April 1996, the Company signed a letter of intent to acquire the assets of Continental X-Ray Corporation and affiliates (Continental) for approximately $18.2 million in cash, including the repayment of $5.7 million of indebtedness. Continental is an Illinois-based corporation that designs, manufactures, and markets general-purpose, radiographic/ fluoroscopic, and electrophysiology X-ray systems. The completion of this acquisition is subject to the satisfaction of certain closing conditions, including negotiation of definitive agreements; receipt of regulatory approvals, including clearance from the Federal Trade Commission; due diligence; and approval of the boards of directors of the Company, ThermoTrex Corporation (ThermoTrex), and Continental. This acquisition will be accounted for using the purchase method of accounting. The purchase price for Continental will be subject to a post-closing adjustment based on the net asset value of Continental as of the closing date.

   4.   Subsequent Events

   Initial Public Offering

        In July 1996, the Company sold 2,875,000 shares of its common stock in an initial public offering, and 871,832 shares of its common stock in a concurrent rights offering, at $14.00 per share, for net proceeds of approximately $49.1 million.

   Conversion of Subordinated Convertible Note

        In July 1996, ThermoTrex converted $31.0 million principal amount of the Company's subordinated convertible note into 2,629,346 shares of the Company's common stock.

        Following the initial public offering, the rights offering, and the conversion of the subordinated convertible note, ThermoTrex owned 80% of the Company's outstanding common stock.

                                        9PAGE

                            TREX MEDICAL CORPORATION

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

   Description of Business

        The Company designs, manufactures, and markets mammography equipment and minimally invasive stereotactic needle-biopsy systems used for the detection of breast cancer, general radiography (X-ray) equipment, and X-ray imaging systems used for cardiac catheterization and angiographs. The Company sells its systems worldwide principally through a network of independent dealers. In addition, the Company manufactures mammography and radiography systems as an original equipment manufacturer (OEM) for other medical equipment companies such as United States Surgical Corporation (U.S. Surgical), General Electric Company, Inc. (G.E.), and the Philips Medical Systems North America Company subsidiary of Philips N.V. (Philips). The Company has three operating units: Lorad, a manufacturer of mammography and stereotactic biopsy systems; Bennett X-Ray Corporation (Bennett), a manufacturer of general radiography and mammography equipment; and XRE, a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions.

        The Company conducts all of its manufacturing operations in the United States and sells its products on a worldwide basis. The Company anticipates that an increasing percentage of its revenues will be from export sales. The Company's export sales are denominated in U.S. dollars; therefore, neither its revenue nor earnings are significantly affected by exchange rate fluctuations.

   Results of Operations

        In September 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30.

   Three Months Ended June 29, 1996 Compared With Three Months Ended
   July 1, 1995

        Revenues increased 113% to $36.7 million in the three months ended June 29, 1996, from $17.2 million in the three months ended July 1, 1995, primarily due to the inclusion of $10.6 million in revenues from Bennett, which was acquired in September 1995, and the inclusion of $1.8 million in revenues from XRE, which was acquired in May 1996. Revenues at Lorad increased 41% to $24.3 million in the three months ended June 29, 1996 from $17.2 million in the three months ended July 1, 1995, as a result of increased demand for biopsy systems, nondestructive testing (NDT) systems, and lasers sold to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation (ThermoTrex). Export sales accounted for 20% of the Company's revenues in the three months ended June 29, 1996, compared with 12% in the three months ended July 1, 1995.

                                       10PAGE

                            TREX MEDICAL CORPORATION

   Three Months Ended June 29, 1996 Compared With Three Months Ended July 1, 1995 (continued)

        The gross profit margin declined to 44% in the three months ended June 29, 1996 from 50% in the three months ended July 1, 1995 due to the inclusion of lower-margin revenues at Bennett and XRE and, to a lesser extent, a nonrecurring adjustment to expense of $0.2 million for inventory revalued at the time of the XRE acquisition.

        Selling, general and administrative expenses as a percentage of revenues decreased to 19% in the three months ended June 29, 1996 from 23% in the three months ended July 1, 1995 due to increased revenues at Lorad. Research and development expenses increased to $4.8 million in the three months ended June 29, 1996 from $2.2 million in the three months ended July 1, 1995 due to the Company's continued efforts to develop and commercialize new products including the Company's M-IV mammography system, full-breast digital mammography system, and direct-detection X-ray sensor, as well as enhancements of existing systems. Research and development expenses also increased due to the inclusion of $.7 million of expense at Bennett and XRE.

        Interest income in the three months ended June 29, 1996, primarily represents interest income earned on the invested proceeds from the Company's private placement of common stock in November 1995. Interest expense, related party, in the three months ended June 29, 1996, represents interest associated with the $42.0 million principal amount 4.2% subordinated convertible note issued to ThermoTrex in October 1995 in connection with the acquisition of Bennett. As of July 2, 1996, ThermoTrex had converted $34.0 million principal amount of this note.

        The effective tax rate was 47% in the three months ended June 29, 1996, compared with 45% in the three months ended July 1, 1995. The effective tax rates exceed the statutory federal income tax rate due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate increased in 1996 due to higher nondeductible amortization of cost in excess of net assets of acquired companies.

   Nine Months Ended June 29, 1996 Compared With Nine Months Ended
   July 1, 1995

        Revenues increased 113% to $103.5 million in the nine months ended June 29, 1996 from $48.5 million in the nine months ended July 1, 1995, primarily due to the inclusion of $33.8 million in revenues from Bennett, which was acquired in September 1995, and the inclusion of $1.8 million in revenues from XRE, which was acquired in May 1996. Revenues at Lorad increased 40% to $67.9 million in the nine months ended June 29, 1996 from $48.5 million in the nine months ended July 1, 1995 due to the reasons discussed in the results of operations for the three months ended June 29, 1996. Export sales accounted for 25% of the Company's revenues in the nine months ended June 29, 1996, compared with 21% in the nine months ended July 1, 1995.

                                       11PAGE

                            TREX MEDICAL CORPORATION

   Nine Months Ended June 29, 1996 Compared With Nine Months Ended July 1, 1995 (continued)

        The gross profit margin declined to 44% in the nine months ended June 29, 1996 from 49% in the nine months ended July 1, 1995, due to lower-margin revenues at Bennett and XRE and, to a lesser extent, nonrecurring adjustments to expense of $0.7 million for inventory revalued at the time of the Bennett and XRE acquisitions.

        Selling, general and administrative expenses as a percentage of revenues decreased to 20% in the nine months ended June 29, 1996 from 23% in the nine months ended July 1, 1995, due to increased revenues at Lorad. Research and development expenses increased to $12.9 million in the nine months ended June 29, 1996 from $8.5 million in the nine months ended July 1, 1995, due to the inclusion of $2.3 million of expense at Bennett and XRE and the Company's continued efforts to develop and commercialize new products as discussed in the results of operations for the three months ended June 29, 1996.

        Interest income in the nine months ended June 29, 1996, primarily represents interest on the proceeds of the Company's private placement of common stock in November 1995. Interest expense in the nine months ended June 29, 1996, represents interest associated with the $42.0 million principal amount 4.2% subordinated convertible note issued to ThermoTrex in October 1995 in connection with the Bennett acquisition. As of July 2, 1996, ThermoTrex had converted $34.0 million principal amount of this note.

        The effective tax rate was 47% in the nine months ended June 29, 1996, compared with 46% in the nine months ended July 1, 1995. The effective tax rates exceed the statutory federal income tax rate due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

   Liquidity and Capital Resources

        Consolidated working capital was $21.1 million at June 29, 1996, compared with $13.2 million at September 30, 1995. Included in working capital are cash and cash equivalents of $2.4 million at June 29, 1996 and $0.2 million at September 30, 1995. Net cash provided by operating activities was $4.8 million in the nine months ended June 29, 1996. During this period, the Company expended $2.5 million on property, plant and equipment and raised $18.7 million from the private placements of common stock.

        In May 1996, the Company acquired XRE for $17.1 million in cash and the repayment of $1.8 million of indebtedness (Note 3).

        The Company has an outstanding letter of intent to acquire Continental X-Ray Corporation and affiliates for approximately $18.2 million in cash, including the repayment of $5.7 million of indebtedness (Note 3). There can be no assurance that this acquisition will be completed.

                                       12PAGE

                            TREX MEDICAL CORPORATION

        In connection with the September 1995 acquisition of Bennett, the Company issued to ThermoTrex a $42.0 million principal amount 4.2% subordinated convertible note. In March 1996, ThermoTrex converted $3.0 million principal amount into 254,452 shares of the Company's common stock. In July 1996, ThermoTrex converted an additional $31.0 million principal amount of this note into 2,629,346 shares of the Company's common stock.

        In July 1996, the Company sold 2,875,000 shares of its common stock in an initial public offering, and 871,832 shares of its common stock in a concurrent rights offering, at $14.00 per share for net proceeds of approximately $49.1 million. The Company plans to use the proceeds for acquisitions, to fund research and development and for working capital, and other general corporate purposes.

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses and technologies. The Company expects that it will finance these acquisitions through a combination of internal funds, the net proceeds of its initial public offering and rights offering (Note 4), additional debt or equity financing and/or short-term borrowings from ThermoTrex or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 5 - Other Information

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

        Technological Change and New Products. The market for the Company's products is characterized by rapid and significant technological change, evolving industry standards and new product introductions. Many of the Company's products are technologically innovative, and require significant planning, design, development, and testing at the technological, product, and manufacturing process levels. These activities require significant capital commitments and investment by the Company. The high cost of technological innovation is matched by the rapid and significant change in the technologies governing the products that are competitive in the Company's market, by industry standards that may change on short notice and by the introduction of new products and technologies such as magnetic resonance imaging and ultrasound that may render existing products and technologies uncompetitive or obsolete. There can be no assurance that the

                                       13PAGE

                            TREX MEDICAL CORPORATION

   Company's products or proprietary technologies will not become uncompetitive or obsolete.

        Dependence on Patents and Proprietary Rights. The Company places considerable importance on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development and regulatory approval process and to the marketplace. The Company's success depends in part on whether it can develop patentable products and obtain and enforce patent protection for its products both in the United States and in other countries. The Company has filed, and intends to file, applications as appropriate for patents covering both its products and manufacturing processes. No assurance can be given that patents will issue from any pending or future patent applications owned by, or licensed to, the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by, or licensed to, the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected.

        The Company relies on trade secrets and proprietary know-how that it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

        Risks Associated With Pending and Threatened Patent Litigation. In April 1992, Fischer Imaging Corporation (Fischer) commenced a lawsuit in the United States District Court, District of Colorado, against the Company's Lorad division, alleging that the Lorad StereoGuide prone breast biopsy system infringes a Fischer patent on a precision mammographic needle-biopsy system. As of June 29, 1996, the Company had sold 509 StereoGuide systems for aggregate revenues of approximately $44.3 million. The suit requests a permanent injunction, treble damages, and attorneys' fees and expenses. If the Company is unsuccessful in defending this lawsuit, it may be enjoined from manufacturing and selling its StereoGuide system without a license from Fischer. No assurance can be given that the Company will be able to obtain such a license, if required, on commercially reasonable terms, if at all. In addition, the Company may be subject to damages for past infringement. No assurance can be given as to whether the Company will be subject to such damages or, if so, the amount of damages that the Company may be required to pay. The outcome of patent litigation, particularly in jury trials, is inherently uncertain, and an unfavorable outcome in the Fischer litigation could have a material adverse effect on the Company's business and results of operations.

                                       14PAGE

                            TREX MEDICAL CORPORATION

        The Company also is aware of a U.S. patent held by Nicola E. Yanaki, which has been asserted by him against certain automatic exposure control features included in most of the Company's current mammography systems. The Company has been informed by Mr. Yanaki that a competitor of the Company has obtained a license for use of this patent. If Mr. Yanaki were successful in enforcing such patent, the Company could be subject to damages for past infringement and enjoined from manufacturing and selling imaging equipment utilizing certain automatic exposure-control features, which would have a material adverse effect on the Company's business and results of operations.

        The Company is also aware of an issued European patent with counterparts in other non-U.S. countries applicable to imaging equipment utilizing certain automatic exposure-control features. The European patent is the subject of an opposition proceeding before the European Patent Office. There can be no assurance as to the outcome of such opposition.

        In connection with the organization of the Company, ThermoTrex Corporation, the Company's parent, agreed to indemnify the Company for any and all cash damages in connection with the Fischer lawsuit and any potential claims by Mr. Yanaki with respect to sales of the Company's products occurring prior to October 1995, when the businesses of Lorad and Bennett were transferred to the Company. Notwithstanding this indemnifica-tion, the Company would be required to report as an expense the full amount, including any reimbursable amount, of any damages in excess of the amount accrued ($2.3 million as of June 29, 1996), with any indemnification payment it receives from ThermoTrex being treated as a contribution to shareholders' investment. An unsuccessful outcome in any of these matters may have a material adverse effect on the business of the Company and on its results of operations for the period in which such outcome occurs.

        The Company is aware of two U.S. patents owned by a former employee that have been asserted against the Company relating to its high-transmission cellular (HTC) grid to be used with the Company's mammography systems. If the former employee were successful in enforcing such patents, the Company could be subject to damages and enjoined from manufacturing and selling the HTC grid.

        The Company's competitors and other parties hold various patents and patent applications in the fields in which the Company operates. There can be no assurance that the Company will not be found to have infringed third-party patents and, in the event of such infringement, the Company could be required to alter its products or processes, pay licensing fees, or cease making and selling any infringing products and pay damages for past infringement.

        No Assurance of Development and Commercialization of Products Under Development. A number of the Company's potential products are currently under development. There are a number of technological challenges that the Company must successfully address to complete any of its development efforts. Product development involves a high degree of risk, and returns to investors are dependent upon successful development and commercialization

                                       15PAGE

                            TREX MEDICAL CORPORATION
   of such products. Proposed products based on the Company's technologies will require significant additional research and development. There can be no assurance that any of the products currently being developed by the Company, or those to be developed in the future by the Company, will be technologically feasible or accepted by the marketplace, or that any such development will be completed in any particular time frame.

        Risks Associated with Acquisition Strategy. The Company's strategy includes the acquisition of businesses and technologies that complement or augment the Company's existing product lines. For example, in September 1995, the Company acquired its Bennett subsidiary, in May 1996, the Company acquired substantially all of the assets of XRE, a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions, and in April 1996, the Company signed a non-binding letter of intent to acquire Continental, a manufacturer of radiographic/fluoroscopic products, general radiography systems, electrophysiology products and dedicated mammography systems. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms that are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders.

        Intense Competition. The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for its products include product features, product performance and reputation, price, and service. The Company's competitors include large multinational corporations and their operating units, including GE, Philips, the Siemens Corporation subsidiary of Siemens AG, Toshiba American Medical Systems, Inc. and Toshiba America MRI, Inc., Shimadzu, and Picker International. These companies and certain of the Company's other competitors have substantially greater financial, marketing, and other resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. Moreover, a significant portion of the Company's sales are to U.S. Surgical, GE, and Philips through OEM arrangements. The products sold by such OEMs compete with products offered by the Company and its independent dealers. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development, or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

                                       16PAGE

                            TREX MEDICAL CORPORATION

        Government Regulation, No Assurance of Regulatory Approval. The Company's products are subject to regulation by the U.S. Food and Drug Administration (the FDA) and equivalent agencies in foreign countries. Failure to comply with applicable regulatory requirements can result in, among other things, civil and criminal fines, suspensions of approvals, recalls of products, seizures, injunctions, and criminal prosecutions.

        To date, all of the Company's products have been classified by the FDA as Class II medical devices and have been eligible for FDA marketing clearance pursuant to the FDA's 510(k) premarket notification process, which is generally shorter than the more involved premarket approval (PMA) process. The Company believes that most of its currently anticipated future products and substantial modifications to existing products will be eligible for the 510(k) premarket notification process. However, the FDA has not yet classified full-breast digital imaging mammography systems such as the one being developed by the Company. If such systems are classified as Class III devices, the Company would be required to file for FDA marketing clearance for its full-breast digital imaging mammography system under the PMA process, which would require substantial additional clinical trials and would take a number of years. While not classifying such systems, the FDA recently issued a preliminary protocol for marketing clearance of full-breast digital imaging mammography systems suggesting that clearance may be obtained through an enhanced 510(k) application with more extensive clinical trials. The preliminary protocol calls for clinical trials on 400 subjects prior to applying to the FDA for clearance to commercially market such a system and a multi-year, follow-up study that would include comparative film and digital images on 12,000 subjects following commercial introduction. If the preliminary protocol is adopted as currently drafted, the Company believes this follow-up study will be burdensome and may limit the commercialization of full-breast digital imaging mammography systems. The period for submitting comments to the preliminary protocol has expired, and the Company can make no prediction as to when a final protocol will be issued or if one will be issued at all. There can be no assurance that the necessary clearances for any of the Company's products will be obtained on a timely basis, if at all.

        FDA regulations also require manufacturers of medical devices to adhere to certain "Good Manufacturing Practices" (GMP), which include testing, quality control, and documentation procedures. The Company's manufacturing facilities are subject to periodic inspection by the FDA. No assurances can be given that the FDA will not in the future find the Company to be in violation of one or more such regulations.

        Healthcare Reform; Uncertainty of Patient Reimbursement. The Federal government has in the past and may in the future consider, and certain state and local as well as a number of foreign governments are considering or have adopted, healthcare policies intended to curb rising healthcare costs. Such policies include rationing of government-funded reimbursement for healthcare services and imposing price controls upon providers of medical products and services. The Company cannot predict what healthcare reform legislation or regulation, if any, will be enacted in the United States or elsewhere. Significant changes in the healthcare systems in the

                                       17PAGE

                            TREX MEDICAL CORPORATION

   United States or elsewhere are likely to have a significant impact over time on the manner in which the Company conducts its business. In addition, the Federal government regulates reimbursement of fees for certain diagnostic examinations and capital equipment acquisition costs connected with services to Medicare beneficiaries. Recent legislation has limited Medicare reimbursement for diagnostic examinations. These policies may have the effect of limiting the availability or reimbursement for certain procedures, and as a result may inhibit or reduce demand by healthcare providers for products in the markets in which the Company competes. While the Company cannot predict what effect the policies of government entities and other third party payors will have on future sales of the Company's products, there can be no assurance that such policies would not have an adverse impact on the operations of the Company.

        Dependence Upon Significant OEM Relationships. A significant portion of the Company's sales are to U.S. Surgical, GE, and Philips through OEM arrangements. The Company's sales depend, in part, on the continuation of these OEM arrangements and the level of end-user sales by such OEMs. There can be no assurance that the Company will be able to maintain its existing, or establish new, OEM relationships.

        Potential Product Liability. The Company's business exposes it to potential product liability claims which are inherent in the manufacturing, marketing, and sale of medical devices, and as such the Company may face substantial liability to patients for damages resulting from the faulty design or manufacture of products. The Company currently maintains product liability insurance, but there can be no assurance that this insurance will provide sufficient coverage in the event of a claim, that the Company will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not materially adversely affect the business or financial condition of the Company.

        Risks Associated With International Operations. International sales accounted for 21% and 14% of the Company's revenues in fiscal 1995 and 1994, respectively. The Company intends to continue to expand its presence in international markets. International revenues are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs or adopt other restrictions on foreign trade; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce.

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.


                                       18PAGE

                            TREX MEDICAL CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of August 1996.

                                                TREX MEDICAL CORPORATION



                                                Paul F. Kelleher
                                                --------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                John N. Hatsopoulos
                                                --------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer



















                                       19PAGE

                            TREX MEDICAL CORPORATION

                                  EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

     11         Statement re: Computation of earnings per share.

     27         Financial Data Schedule.