Form 10-K
period 1996-09-28
TREX MEDICAL CORP
filed 1996-12-06
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                     --------------------------------------
                                    FORM 10-K
    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended September 28, 1996

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          and Exchange Act of 1934

                         Commission file number 1-11827

                            TREX MEDICAL CORPORATION
             (Exact name of Registrant as specified in this charter)

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

           Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
             Title of each class                   on which registered
         ----------------------------            -----------------------
         Common Stock, $.01 par value            American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
    the filing requirements for at least the past 90 days. Yes [ X ] No [   ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this
    Form 10-K or any amendment to this Form 10-K. [   ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 22, 1996, was approximately $91,459,000.

    As of November 22, 1996, the Registrant had 28,592,630 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 28, 1996, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 12, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a)  General Development of Business

         Trex Medical Corporation (the Company or the Registrant) designs, manufactures, and markets mammography equipment and minimally invasive stereotactic breast-biopsy systems used for the detection of breast cancer, as well as general radiography (X-ray) equipment. In addition, the Company manufactures specialized X-ray equipment, including imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions, and radiographic fluoroscopy (R/F) systems used to diagnose gastrointestinal (GI) disorders and other conditions.

         The Company, incorporated in September 1995 as a wholly owned subsidiary of ThermoTrex Corporation (ThermoTrex), consists of four operating units: Lorad, Bennett X-Ray Corporation (Bennett), XRE Corporation (XRE), and Continental X-Ray Corporation (Continental). In October 1995, the Company acquired all of the outstanding shares of capital stock of Bennett from ThermoTrex in exchange for a $42.0 million principal amount 4.2% subordinated convertible note (of which $8.0 million remains outstanding). Also in October 1995, ThermoTrex contributed all of the assets and liabilities relating to its Lorad division and the development of its Sonic CT(TM) (Computed Tomography) system to the Company in exchange for 20,000,000 shares of the Company's common stock. In May 1996, the Company acquired substantially all of the assets and liabilities of XRE for approximately $18.5 million in cash, net of cash acquired and including the repayment of debt. In September 1996, the Company acquired substantially all of the assets and liabilities of Continental for approximately $18.4 million in cash, net of cash acquired and including the repayment of debt.

         Each unit specializes in manufacturing a particular type of imaging equipment for different market segments. Through its Lorad division, the Company manufactures and markets mammography and minimally invasive stereotactic breast-biopsy systems, which provide a cost-effective, less-invasive alternative to open surgery for the biopsy of suspicious breast lesions. Bennett's primary product line consists of general-purpose X-ray equipment, but Bennett also manufactures mammography systems, a stereotactic breast-biopsy system, and X-ray units used by chiropractors and veterinarians. XRE manufactures and markets X-ray imaging systems used by interventional cardiologists in the diagnosis and treatment of blockages in coronary arteries and other vessels. XRE also manufactures electrophysiology products that aid doctors in diagnosing and treating cardiac arrhythmia. Continental manufactures and markets a broad line of general-purpose and specialty X-ray systems, including R/F systems used to diagnose GI disorders. In addition, Continental manufactures electrophysiology products and mammography systems.

         The Company also manufactures the specialized hair-removal lasers purchased by its sister company, ThermoLase Corporation, another majority-owned subsidiary of ThermoTrex, and nondestructive testing systems, which are used by the military to test aircraft for stress fractures and other defects.
                                        2PAGE

         The Company is currently developing a full-breast digital mammography system that is intended to be capable of higher image quality. The system is designed to enhance the X-ray image through software and to allow near-real-time analysis. The Company expects that it will be possible to electronically transmit these images to allow off-site analysis by another radiologist. The Company believes this technology may also provide better images of dense breast tissue, which is often found in younger women. The Company is currently collecting clinical data to be submitted with the Company's 510(k) application to the U.S. Food and Drug Administration (FDA), which must grant market clearance before this system can be sold commercially. The Company has designed its new, high-end conventional mammography systems so that radiologists can upgrade to digital technology when it becomes available. The Company believes that the digital imaging technology being developed for this system may be adaptable to its general and specialized radiography systems, and the Company will seek to develop applications in these markets. The Company is also working on a more advanced version of its digital technology, which incorporates a flat-panel, direct-digital detector and could provide still more information for earlier diagnoses.

         As of September 28, 1996, ThermoTrex owned 22,883,798 shares of the common stock of the Company, representing 80% of such stock outstanding. A publicly traded subsidiary of Thermo Electron Corporation (Thermo Electron), ThermoTrex, in addition to providing the Company's medical imaging products, supplies laser-based hair-removal services and personal-care products through its ThermoLase subsidiary and conducts advanced technology research. ThermoTrex is currently developing a laser communication system and products for the avionics market, and is pursuing industrial applications for its advanced-materials technology. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices, paper-recycling and papermaking equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

    Forward-looking Statements

         Forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. These statements involve a number of risks and uncertainties, including those detailed under the caption "Forward-looking Statements" in the Registrant's Fiscal 1996 Annual Report to Shareholders incorporated herein by reference.

    (b)  Financial Information About Industry Segments

         The Company conducts its business in one industry segment.


                                        3PAGE

    (c)  Description of Business

         (i) Principal Services and Products

    Breast Cancer Detection

         Mammography Systems. Most experts agree that mammography, the X-ray imaging of breast tissue, is the best method for detecting breast cancer. The Company designs, manufactures, and markets mammography systems that are generally differentiated on the basis of price and performance. The Company's high-end models are the recently introduced Lorad M-IV and the Bennett Contour. Many of the Lorad M-IV's features were developed in response to user demands, including the ability to be upgraded. The Bennett Contour offers a patented tilt C-arm that permits the system to tilt toward or away from the patient to aid in imaging breast tissue. The Company's lower-priced models are the Lorad M-III and the Bennett MF-150, which do not offer all of the features of the high-end models and are marketed to more cost-conscious customers. In addition, the Company offers the Lorad T-350 and the Bennett MD-5 mobile mammography systems.

         Successful imaging of dense breast tissue requires high-contrast images. The Company recently introduced a new proprietary High-Transmission Cellular (HTC)(TM) grid that, compared with existing grids, reduces X-ray scattering while blocking fewer primary X-rays, resulting in higher-contrast images with lower radiation doses. The HTC grid is currently available on the Lorad M-IV and will be available on the Bennett Contour.

         The Company currently has prototype full-breast digital mammography systems in operation at Good Samaritan Hospital in New York and at the University of Virginia Medical Center. The Company expects to submit data collected using this prototype to the FDA for clearance, which is required before the Company can commercially market its full-breast digital imaging system.

         The Company is currently developing a next-generation full-breast digital mammography system, which would replace the film with a solid-state detector capable of directly recording the X-ray image in an electronic format. The system is designed to substantially increase image contrast without a significant decrease in image resolution.

         The Company believes that demand in the market for mammography systems is driven primarily by technological innovation that results in better image quality. Although growth of the installed base has slowed, demand for new systems continues as older models are replaced with those offering technological innovations. In addition, the Company believes that the market outside the United States will grow as more countries adopt mammography quality standards similar to those recently adopted in the United States.

         Minimally Invasive Stereotactic Breast-biopsy Systems. Mammography is only one of the first steps in the diagnosis of breast cancer. If a mammogram reveals a suspicious lesion that cannot be identified as benign or malignant, the next step typically is to perform a biopsy to remove cells from the suspicious lesion to determine whether or not they are cancerous.
                                        4PAGE

         Traditionally, biopsies have been performed in open surgery under general anesthetic. Surgical biopsies can be painful procedures, and surgeons generally remove a large area of breast tissue, about the size of a golf ball, to ensure the collection of tissue from the suspicious lesion. These surgeries can leave visible scarring on the breast and scar tissue in the breast that can make detecting cancers in future mammograms more difficult.

         The Company offers a variety of minimally invasive stereotactic breast-biopsy systems that provide an alternative to surgical biopsy. These stereotactic breast-biopsy systems were introduced to address the disadvantages of open surgical biopsy and can be performed on an outpatient basis under local anesthetic. These procedures generally remove only a small tissue sample, resulting in minimal scarring both on and in the breast.

         The Company offers a dedicated prone table, the StereoGuide(R), for customers that perform a significant number of biopsy procedures. With the dedicated prone table, the patient lies down with her breast suspended through an aperture in the table. X-ray imaging equipment and a needle-gun attachment (not manufactured by the Company) are mounted below the table. Patients on the prone table are more comfortable, increasing the likelihood they will remain still during the procedure, and cannot see the needle being inserted in the breast, reducing the chance of fainting. Recent studies indicate that stereotactic needle biopsy is equally effective compared with surgical biopsy in determining whether a suspicious lesion is malignant. The typical cost of a stereotactic needle biopsy procedure is approximately one third of the price for an open surgical biopsy. The Company's StereoGuide system is the subject of a lawsuit alleging infringement of a Fischer Imaging Corporation (Fischer) patent. See "Item 3 - Legal Proceedings."

         The Company also offers upright, add-on systems, the StereoLoc II and the Cytoguide, that can be attached to most of its mammography systems. Add-on systems principally consist of a needle-gun attachment that fits onto the mammography system in place of the breast-compression paddle. The stereotactic images required to plot the location of the lesion are taken by the mammography system. These systems enhance the functionality of a mammography system and are beneficial to customers who have only periodic demand for stereotactic needle-biopsy procedures.

         The Company offers a digital spot imaging option with all of its stereotactic breast-biopsy systems. Although not capable of imaging the entire breast, digital spot imagers are capable of capturing an area large enough to cover a suspicious lesion. The Company's digital spot imaging systems can record and display an X-ray image in approximately 10 seconds. Since the image is recorded in electronic format, a computer can quickly plot the location of the lesion and aim the needle gun once the lesion has been located with a cursor on the computer screen. A stereotactic breast-biopsy procedure using digital spot imaging can be performed in as short a time as 10 minutes, compared with a typical time of 45 minutes using a film-based system.
                                        5PAGE

         The Company believes that the stereotactic breast-biopsy system market will grow as the procedure becomes more widely accepted by the medical community and as pressures to contain healthcare costs increase.

    General Radiography

         The Company addresses the general radiography (X-ray) market through its Bennett and Continental subsidiaries. Bennett designs, manufactures, and markets office-based X-ray systems, which are basic systems generally used in medical outpatient facilities, such as doctors' offices and surgi-care centers. Bennett has focused on this segment of the market by providing low-cost, reliable systems. Bennett and Continental also design, manufacture, and market the more sophisticated and expensive radiographic systems typically used in hospitals and clinics. In addition, Bennett manufactures and markets imaging systems designed specifically for chiropractors and veterinarians.

         The U.S. market for general X-ray systems is stable, and consists primarily of replacement sales as customers upgrade older equipment. The Company believes that the international market is substantially larger than the U.S. market and that the installed base of systems is still growing, particularly in developing countries. The Company has recently expanded its international sales efforts.

         The Company's radiographic systems typically include a generator, a tube stand, and a table or bucky structure to hold the film. For each of these components the Company offers a variety of options and features that can be configured to create systems with different price and performance characteristics. A high-end, hospital-based system may consist of a 60-kilowatt, high-frequency generator; a ceiling-mounted overhead tube crane; a four-way floating, elevating table; and an upright bucky stand. An office-based system may consist of a 25-kilowatt, high-frequency generator; a floor-mounted, free-standing tube stand; and an upright bucky stand. The Company's general radiography product line features high-frequency generators with anatomical programming and other operator-selected features.

         The Company offers two linear tomography systems: the Bennett
    BT-300 and the Continental Precision Movement Tomography (PMT) radiographic/tomographic system. In a linear tomography procedure, the X-ray tube sweeps over the patient in one direction with the film tray sweeping under the patient in the opposite direction. The resulting image provides an unobstructed view at a desired plane within the patient's body, of the kidneys, for example. The Continental PMT system uses a patented robotic positioning system to rapidly position the equipment and the patient for either tomographic or general radiography procedures. The Company believes that for a number of applications its tomography systems may be a cost-effective alternative to computed tomography scanners.

         The Company believes digital imaging will have significant application in the general and specialized radiographic markets and that the technology it develops for its full-breast digital imaging system may be adaptable to these applications. In general X-ray applications, the Company believes digital imaging will produce better quality images and reduce operating costs by eliminating the need for film, processing
                                        6PAGE
    equipment, and chemicals. In addition, digital imaging will permit the electronic storage of images on magnetic or optical media, as well as the transmission of images to multiple locations. Furthermore, the Company believes digital imaging could make the image intensifiers, which are large and expensive components in certain imaging systems, obsolete.

    Cardiac Catheterization, Angiography, and Electrophysiology

         In May 1996, the Company acquired XRE, a designer, manufacturer, and marketer of complete cardiac catheterization laboratories (also called cath labs) and positioners for cardiovascular imaging systems. XRE's imaging equipment is used in cath labs where angiography (examination of the blood vessels using X-rays following the injection of a radio-opaque contrast medium) is performed by an interventional cardiologist. XRE systems consist of a mechanical positioner, which is used to position an X-ray source and an image intensifier around a patient who lies prone on an angiographic table. The entire system is designed to provide real-time images of the heart and coronary arteries for physicians performing interventional procedures, such as a diagnostic angiogram or balloon angioplasty.

         Coronary artery disease is the leading cause of death in the United States and represents an increasing health risk throughout the world. One of the most common forms of cardiovascular disease is atherosclerosis, which can lead to atheroma, or a narrowing of the arteries. In addition to the coronary arteries, atherosclerosis can effect blood vessels in the brain, legs, and arteries throughout the body.

         Traditionally, angiography has been the tool of choice for diagnosing atherosclerosis and certain other cardiovascular diseases because it provides the clearest and most accurate depiction of the coronary arteries. Cardiac angiography is performed in a cardiac catheterization laboratory and involves X-ray imaging of the heart and large blood vessels following the injection of a radio-opaque solution into the patient.

         Historically, the primary form of treatment for coronary artery disease has been open-heart bypass surgery. However, in recent years significant advances have been made in the treatment of atherosclerosis and other coronary artery diseases without extensive surgery. A common alternative treatment is balloon angioplasty, a procedure in which a segment of a narrowed coronary artery is stretched by the inflation of a balloon introduced into the affected artery. A more recent development involves the permanent implantation of a device called a stent into the blood vessel in order to keep the restricted vessel open once it has been expanded by balloon angioplasty.

         Angioplasty and stent placement are less invasive than surgery and generally do not require lengthy hospitalization (typically no more than two days). The Company believes vascular and cardiovascular surgeons will increasingly use balloon angioplasty and these other less-invasive techniques to treat vascular diseases. These procedures are performed under the guidance of X-ray imaging such as that provided by the Company's equipment.
                                        7PAGE

         XRE's products include the Unicath C cardiovascular imaging system and the Unicath LP biplane cardiovascular imaging system. XRE recently introduced the Unicath SP, its newest single-plane cardiovascular imaging system, with enhanced features such as a larger X-ray tube and advanced image intensifier with Full-Frame(TM) Zoom to further enhance the imaging of interventional devices such as stents.

         To complement its Unicath SP labs, XRE has developed a line of digital image processing systems, workstations, and archive alternatives. Each of these products uses an "open architecture" to facilitate connectivity with industry-standard networks and storage devices. XRE's new DVFX digital video filter system acquires, enhances, and displays high-resolution images at 30 frames per second to clearly image and freeze the motion of the heart. The Unicath SP also has XRE's exclusive Full-Frame Zoom feature, which further improves visualization of interventional devices by enlarging the presentation on TV image monitors.

         Many of XRE's X-ray positioners are based on its parallelogram design. This design permits multi-angular views of the heart and coronary arteries while the patient remains stationary on the table.

          Both XRE and Continental design, manufacture, and sell electrophysiology systems that are used in the diagnosis and treatment of cardiac arrhythmia, which is characterized by the sudden, erratic beating of the heart and can result in cardiac arrest. Both the Continental EP 2000 system and XRE's Unicath EP consist of a C-arm positioner, an elevating/tilting table, and a high-frequency X-ray generator. XRE's Unicath EP includes a parallelogram positioner, a similar elevating/tilting table, and a constant-potential generator. In addition, XRE offers a biplane version of Unicath EP, which provides X-ray views from two different angles simultaneously, thereby shortening lengthy electrophysiology procedures by at least half. Both XRE systems feature variable-rate pulsed fluoroscopy with high-performance digital imaging.

    Radiographic Fluoroscopy Systems

         Through its Continental subsidiary, acquired in September 1996, the Company designs, manufactures, and markets radiographic fluoroscopy products. An R/F system is able to record dynamic events by capturing a series of images in a short period of time. For example, R/F systems are used for various gastrointestinal procedures to image in real-time the progress of a radio-opaque ingested solution (typically barium) through the digestive tract.

         Continental produces R/F systems using advanced high-frequency generators that provide pulsed power, resulting in substantially reduced radiation exposure to the patient. Continental's R/F products include the new DigiSpot 2000, a high-speed digital imaging system that records the image in an electronic format, permitting the electronic storage of images on magnetic or optical media, and the transmission of images to multiple locations with image quality comparable with film-based systems.
                                        8PAGE

    Other Products

         The Company uses its technological and manufacturing expertise to produce a number of other products.

         The Company's LPX-160 portable imaging system is based on the Company's medical imaging technology. This system is designed to produce high-resolution images of metals, composites, and plastics. Customers for this system have included the United States Air Force, several commercial airlines, and Canadian and American utilities.

         The Company manufactures an X-ray source that is used as a component to a fill-measuring device sold by Thermedics Inc., a publicly traded, majority-owned subsidiary of Thermo Electron. During fiscal 1996*, sales of such devices under this arrangement totaled $361,000.

         The Company also manufactures the lasers used in ThermoLase Corporation's hair-removal process. ThermoLase is a publicly traded, majority-owned subsidiary of ThermoTrex. During fiscal 1996, sales of these lasers totaled $8,549,000. The Company has committed to deliver additional lasers to ThermoLase under this arrangement for approximately $6.4 million. The Company anticipates that these lasers will be delivered in fiscal 1997.

    Sales and Distribution

         The Company sells its products through a worldwide network of more than 100 independent dealers and, to a lesser extent, on a direct basis. Each of the Company's operating units employs regional sales managers who oversee the performance of the independent dealers on a domestic and international basis and, in certain instances, support direct sales efforts. The Company and its independent dealers maintain a staff of factory-trained service technicians to support its systems on a worldwide basis.

    OEM Agreements

         In addition to manufacturing and marketing its own systems, the Company manufactures systems and system components as an OEM for other medical equipment companies such as United States Surgical Corporation (U.S. Surgical), the GE Medical Systems division of General Electric Company, Inc. (GE), the Philip's Medical Systems North America Company subsidiary of Philips N.V. (Philips), and the Picker International, Inc. subsidiary of GEC, Inc. (Picker International). See "Dependency on a Single Customer."

    Government Regulation

         The Company's products and its research, development, and manufacturing activities are subject to regulation by numerous

    * In September 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30. References to "fiscal 1996," "fiscal 1995," and "1994" herein are for the year ended September 28, 1996, the nine months ended September 30, 1995, and the year ended December 31, 1994, respectively.
                                        9PAGE
    governmental authorities in the United States and other countries. In the United States, medical devices are subject to rigorous FDA review. The federal Food, Drug and Cosmetic Act, the Public Health Services Act, and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, reporting, approval, advertising, and promotion of products such as those offered by the Company. Noncompliance with applicable requirements can result in fines, recalls, or seizures of products, total or partial suspension of production, and criminal prosecution.

         The Company is also subject to periodic inspections by the FDA, whose primary purpose is to audit the Company's compliance with Good Manufacturing Practices (GMP). Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. In the event that the Company or any of its facilities was determined to be in noncompliance, and to the extent that the Company or such facility was unable to convince the FDA of the adequacy of its compliance, the FDA has the power to assert penalties or remedies, including a recall or temporary suspension of product shipments until compliance is achieved. Such penalties or remedies could have a material adverse effect on the Company's business and results of operations.

         The Company is also regulated by the FDA under the Radiation Control for Health and Safety Act of 1968 (Public Law 90-602), which specifically addresses radiation-emitting products. Under this law, the Company is responsible for submitting initial reports on all new X-ray systems that require certification to FDA performance standards. The Company must also submit a quality assurance and test program for FDA review to ensure continued compliance with X-ray performance standards.

         Historically, the Company has been subject to recalls of certain of its products from time to time under Public Law 90-602. Under this law, any product that is not in compliance with the relevant performance standard must be repaired, refurbished, or returned at the manufacturer's expense.

         (ii) New Products

         The Company's business includes research and development of new products. (See "Principal Products and Services.")

         (iii) Raw Materials

         Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

         (iv) Patents, Licenses, and Trademarks

         The Company's policy is to protect its intellectual property rights and to apply for patent protection when appropriate. The Company currently holds numerous issued United States patents expiring at various
                                       10PAGE
    dates ranging from 2003 to 2014. The Company also has more than 10 applications pending for additional United States patents and a number of foreign counterparts for its patents in various foreign countries. In addition, the Company has registered for other trademarks. Patent protection provides the Company with competitive advantages with respect to certain systems. The Company believes, however, that technical know-how and trade secrets are more important to its business than patent protection.

         Competitors of the Company and other third parties hold issued patents and pending patent applications relating to imaging and other related technologies, and it is uncertain whether these patents and patent applications will require the Company to alter its products or processes, pay licensing fees, or cease certain activities. See information under the heading "Risks Associated With Pending and Threatened Patent Litigation" under the caption "Forward-looking Statements" in the Registrant's Fiscal 1996 Annual Report to Shareholders incorporated herein by reference and "Item 3 - Legal Proceedings."

         (v) Seasonal Influences

         There are no significant seasonal influences on the Company's sales of products and services.

         (vi) Working Capital Requirements

         There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

         (vii) Dependency on a Single Customer

         Revenues from OEM sales of a modified design of the Company's stereotactic prone breast-biopsy system to U.S. Surgical accounted for 11% of the Company's total revenues in fiscal 1996.

         (viii) Backlog

         The backlog of firm orders was $71.7 million as of September 28, 1996, compared with $45.4 million as of September 30, 1995. The Company anticipates that substantially all of the backlog at September 28, 1996, will be shipped during fiscal 1997.

         (ix) Government Contracts

         Not applicable.

         (x) Competition

         The healthcare industry in general, and the market for imaging products in particular, is highly competitive. The Company competes with a number of companies, many of which have substantially greater financial, marketing, and other resources than the Company. The Company's competitors include large companies such as GE, Philips, the Siemens Corporation subsidiary of Siemens AG (Siemens), Toshiba American Medical
                                       11PAGE

    Systems, Inc. and Toshiba America MRI, Inc. (collectively, Toshiba), Shimadzu, and Picker International, which compete in most diagnostic imaging modalities, including X-ray imaging. In addition, a significant portion of the Company's sales are to U.S. Surgical, GE and Philips through OEM arrangements. The products sold through such OEM agreements compete with those offered by the Company and its independent dealers. The Company's StereoLoc II, Cytoguide, and StereoGuide stereotactic breast-biopsy systems compete with products offered by GE, Fischer Imaging Corporation, and Philips, and with conventional surgical biopsy procedures. The Company competes in these markets primarily on the basis of product features, product performance, and reputation as well as price and service. The Company believes that competition is likely to increase as a result of healthcare cost-containment pressures and the development of alternative diagnostic and interventional technologies.

         (xi) Research and Development

         The Company maintains active programs for the development of new mammography and X-ray imaging systems. The Company's current development efforts are focused on the development of a full-breast digital mammography system, X-ray sensors for direct-detection digital imaging technology, and the enhancement of existing mammography products. The Company believes that the digital imaging technology developed for this system also will be readily adaptable to general radiographic and diagnostic cardiac imaging systems.

         One of the Company's long-term research and development programs is the development of a Sonic CT system that uses acoustic waves to form high-resolution images of breast tissue. The Company has deferred spending additional resources on Sonic CT at the present time, so that it may concentrate its resources more directly on its digital imaging research and development.

         The Company is developing products based on digital imaging technology developed by scientists at ThermoTrex. ThermoTrex has granted the Company a fully paid, exclusive, worldwide, perpetual license to use such technology in the fields of mammography and general radiography. Under the terms of the license agreement with ThermoTrex, if the Company elects to fund approximately $6 million of the research and development in the fields of radiographic fluoroscopy, mobile C-arm fluoroscopy, and cardiography/angiography over a three-year period, the Company's license will be extended to cover such fields. As of September 28, 1996, the Company had cumulatively funded $1.8 million under the agreement.

         Research and development expenses of the Company were $18.9 million, $8.6 million, and $10.7 million for fiscal 1996, the nine months ended September 30, 1995, and 1994, respectively.

         (xii) Environmental Protection Regulations

         The Company believes that compliance with federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.
                                       12PAGE

         (xiii) Number of Employees

         As of September 28, 1996, the Company employed 992 persons.

    (d)  Financial Information about Exports by Domestic Operations

         Financial information about exports by domestic operations is summarized in Note 10 to Consolidated Financial Statements in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.

    (e)  Executive Officers of the Registrant

                                      Present Title (Fiscal Year First Became
    Name                       Age    Executive Officer)
    ------------------------------------------------------------------------

    Hal Kirshner               55     Chief Executive Officer, President,
                                        and Director (1995)
    John N. Hatsopoulos        62     Vice President, Chief Financial
                                        Officer, and Director (1995)
    Paul F. Kelleher           54     Chief Accounting Officer (1995)

         Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified, or until earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with the Company or Thermo Electron. Mr. Kirshner has been President of Lorad since February 1991. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties

         The Company owns two office and manufacturing facilities: a 63,500 square-foot facility in Danbury, Connecticut, and a 163,000 square-foot facility in Broadview, Illinois. The Company leases a 120,000 square-foot office and manufacturing facility in Copiague, New York, under a lease expiring in 2005, and a 156,000 square-foot office and manufacturing facility in Littleton, Massachusetts, under a lease expiring in 2012. The Company has entered into a lease for a new 60,000 square-foot building to be constructed adjacent to its existing facility in Danbury, Connecticut. The lease will commence upon completion of the building, which is expected to occur in December 1996, and has a term of 10 years.

         The Company believes that its facilities are in good condition and are suitable and adequate to meet current needs.

    Item 3. Legal Proceedings

         In April 1992, Fischer Imaging Corporation (Fischer) commenced a lawsuit in the United States District Court, District of Colorado,
                                       13PAGE
    against the Company's Lorad division, alleging that Lorad's prone breast-biopsy system infringes a Fischer patent on a precision mammographic needle-biopsy system. As of September 28, 1996, the Company had recognized aggregate revenues of approximately $63.1 million from the sale of such systems, of which $34.4 million represents sales prior to October 1, 1995. The suit requests a permanent injunction, treble damages, and attorneys' fees and expenses. If the Company is unsuccessful in defending this lawsuit, it may be enjoined from manufacturing and selling its StereoGuide system without a license from Fischer. No assurance can be given that the Company will be able to obtain such a license, if required, on commercially reasonable terms, if at all. In addition, the Company may be subject to damages for past infringement. No assurance can be given as to the amount that the Company may eventually be required to pay in expenses or in such damages.

         In connection with the organization of the Company, ThermoTrex agreed to indemnify the Company for any and all cash damages in connection with the Fischer lawsuit with respect to sales of the Company's products occurring prior to October 1995, when Lorad was transferred to the Company. Notwithstanding this indemnification, the Company would be required to report as an expense in its results of operations the full amount, including any reimbursable amount, of any damages in excess of the amount accrued (approximately $2 million as of September 28, 1996), with any indemnification payment it receives from ThermoTrex being treated as a contribution to shareholders' investment.


    Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.








                                       14PAGE

                                     PART II


    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

         Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6. Selected Financial Data

         The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8. Financial Statements and Supplementary Data

         The Registrant's Consolidated Financial Statements and
    Supplementary Data are included in the Registrant's Fiscal 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.





                                       15PAGE

                                    PART III


    Item 10. Directors and Executive Officers of the Registrant

         The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11. Executive Compensation

         The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13. Certain Relationships and Related Transactions

         The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.



                                       16PAGE

                                     PART IV


    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a,d)    Financial Statements and Schedules

             (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                 Consolidated Statement of Income
                 Consolidated Balance Sheet
                 Consolidated Statement of Cash Flows
                 Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                 Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                 Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

    (b)      Reports on Form 8-K

             None.

    (c)      Exhibits

             See Exhibit Index on the page immediately preceding exhibits.


                                       17PAGE

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: December 5, 1996                 TREX MEDICAL CORPORATION

                                            By: Hal Kirshner
                                                -------------------
                                                Hal Kirshner
                                                President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 5, 1996.

    Signature                           Title

    By: Hal Kirshner                    President, Chief Executive Officer,
        ------------------------          and Director
        Hal Kirshner

    By: John N. Hatsopoulos             Vice President, Chief Financial
        ------------------------          Officer, and Director
        John N. Hatsopoulos

    By: Paul F. Kelleher                Chief Accounting Officer
        ------------------------
        Paul F. Kelleher

    By: Gary S. Weinstein               Chairman of the Board and Director
        ------------------------
        Gary S. Weinstein

    By: Dr. Elias P. Gyftopoulos        Director
        ------------------------
        Dr. Elias P. Gyftopoulos

    By: Robert C. Howard                Director
        ------------------------
        Robert C. Howard

    By: Earl R. Lewis                   Director
        ------------------------
        Earl R. Lewis

    By: Dr. James W. May, Jr.           Director
        ------------------------
        Dr. James W. May, Jr.

    By: Hutham S. Olayan                Director
        ------------------------
        Hutham S. Olayan

    By: Anthony J. Pellegrino           Director
        ------------------------
        Anthony J. Pellegrino

    By: Firooz Rufeh                    Director
        ------------------------
        Firooz Rufeh

    By: Kenneth Y. Tang                 Director
        ------------------------
        Kenneth Y. Tang
                                       18PAGE

                    Report of Independent Public Accountants


    To the Shareholders and Board of Directors of Trex Medical Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Trex Medical Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and we have issued our report thereon dated November 1, 1996. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 on page 17 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



    Boston, Massachusetts
    November 1, 1996




















                                       19PAGE

  Schedule II
                            TREX MEDICAL CORPORATION

                        Valuation And Qualifying Accounts
                                   (In thousands)


                             Balance  Provision                        Balance
                                  at    Charged  Accounts                   at
                           Beginning         to   Written               End of
  Description              of Period    Expense       Off   Other (a)   Period
  ----------------------------------------------------------------------------
  Year Ended
    September 28, 1996

      Allowance for
        Doubtful Accounts     $  870     $  273    $ (151)   $  272    $1,264

  Nine Months Ended
    September 30, 1995

      Allowance for
        Doubtful Accounts     $  525     $   25    $    -    $  320    $  870

  Year Ended
    December 31, 1994

      Allowance for
        Doubtful Accounts     $  350     $  175    $    -    $    -    $  525

  (a)Allowances of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1996 Annual Report to Shareholders.















                                       20PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

      3.1 Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

      3.2 By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

      4.1 $42,000,000 Subordinated Convertible Note due 2000 of the Registrant issued to ThermoTrex (filed as Exhibit
               4.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.1 Corporate Services Agreement dated as of September 27, 1995 between Thermo Electron Corporation (Thermo Electron) and the Registrant (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (incorporated by reference herein from Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (File No. 1-8002)).

     10.3 Tax Allocation Agreement dated as of September 27, 1995 between Thermo Electron and the Registrant (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.4 Master Repurchase Agreement dated as of September 27, 1995 between Thermo Electron and the Registrant (filed as Exhibit 10.4 to the Registrant's Registration
               Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.5 Master Guarantee Reimbursement Agreement dated as of September 27, 1995 between Thermo Electron and the Registrant (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).


                                       21PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

     10.6 Master Guarantee Reimbursement Agreement dated as of September 27, 1995 between ThermoTrex and the
               Registrant (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.7 OEM Agreement between Philips Medical Systems North American Company and Lorad dated as of November 2, 1993 (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.8 OEM Agreement between Philips Medical Systems North American Company and Lorad dated November 17, 1993
               (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.9 Purchase Agreement between General Electric Company and Bennett dated November 17, 1994 (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.10 Agreement between Philips Medizin Systeme Unternehmensbereich der Philips GmbH and Bennett dated February 12, 1992 (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.11     Distributor Agreement between ThermoTrex and U.S.
               Surgical Corporation dated October 20, 1995, as amended (filed as Exhibit 10.11 to the Registrant's
               Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.12 Note Purchase and Sale Agreement dated as of October 2, 1995 between ThermoTrex and the Registrant (filed as Exhibit 10.12 to the Registrant's Registration
               Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.13 Lease dated as of September 15, 1995, by and among ThermoTrex and BK Realty Associates, L.P. and Calrob Realty Associates (filed as Exhibit 10.26 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10791] and incorporated herein by reference).



                                       22PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

      10.14 Lease dated as of December 20, 1995, between Melvyn J. Powers and Mary P. Powers D/B/A M&M Realty and Lorad, as amended (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

      10.15    Equity Incentive Plan of the Registrant (filed as
               Exhibit 10.15 to the Registrant's Registration
               Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

      10.16    Deferred Compensation Plan for Directors of the
               Registrant (filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

      10.17    Directors Stock Option Plan of the Registrant (filed as
               Exhibit 10.17 to the Registrant's Registration
               Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

      10.18    Form of Indemnification Agreement for Officers and
               Directors (filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron Corporation and ThermoTrex Corporation for services rendered to the Registrant or such affiliated corporations. Such plans were either filed as Exhibits 10.21 through 10.44 and
               10.73 through 10.76 to the Annual Report on Form 10-K of Thermo Electron for the fiscal year ended December 30, 1995 [File No. 1-8002] and are incorporated herein by reference or are filed herewith as Exhibit 10.19 below.

      10.19    Thermo Electron Corporation - Thermo Fibergen Inc.
               Nonqualified Stock Option Plan.

      10.20 License Agreement between the Registrant and ThermoTrex dated as of October 16, 1995 (filed as Exhibit 10.88 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

      10.21    Stock Holding Assistance Plan and Form of Promissory
               Note.

                                       23PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

      10.22 Lease dated May 29, 1996 between John K. Grady, Trustee of Concord Associates Foster Street Trust and XRE Acquisition Corp. (filed as Exhibit 10.89 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

      10.23 Asset Purchase Agreement dated September 4, 1996 by and among CXR Acquisition Corp., the Registrant, Continental X-Ray Corporation, Alphatek Corporation, Broadview Manufacturing Corporation, Haymarket Square Associates, Advanced Medical Imaging, Inc., Trans-Continental X-ray Corporation and the Stockholders and Partners thereof (filed as Exhibit
               10.21 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-15381] and incorporated herein by reference).

      11       Statement re: Computation of Earnings per Share.

      13 Annual Report to Shareholders for the fiscal year ended September 28, 1996 (only those portions incorporated herein by reference).

      21 Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-15381] and incorporated herein by reference).

      23       Consent of Arthur Andersen LLP.

      27       Financial Data Schedule.