Form 10-K/A
TREX MEDICAL CORP
filed 1997-01-24
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  __________________________________________

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K
        (mark one)
         X   Annual Report  Pursuant  to  Section  13  or  15(d)  of  the
        Securities Exchange Act of 1934 for the fiscal year ended September 28, 1996

        ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Registrant's telephone number, including area code:
        (203) 790-1188

        Securities registered pursuant to Section 12(b) of the Act:

         Title of each class        Name of Exchange on which registered
            Common Stock, $.01 par value        American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

        Indicate by check mark whether  the Registrant (1) has filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least
        the past 90 days. Yes  X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any
        amendment to this Form 10-K. [    ]
PAGE

        The  aggregate  market  value  of   the  voting  stock  held   by
        nonaffiliates of the Registrant as of November 22, 1996, was approximately $91,459,000.

        As of November 22, 1996, the Registrant had 28,592,630 shares of Common Stock outstanding.
PAGE

        Trex Medical Corporation Amendment No. 1 on Form 10K/A to Annual Report on Form 10-K for the fiscal year ended September 28, 1996



                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions  of  the  Registrant's  Fiscal  1996  Annual  Report  to
        Shareholders  for  the  year   ended  September  28,  1996,   are
        incorporated by reference into Parts I and II.

             Part III, Item 10.       Directors and Executive
                                      Officers of the Registrant.

             Part III, Item 11.       Executive Compensation.

             Part III, Item 12.       Security Ownership of Certain
                                      Beneficial Owners and Management.

             Part III, Item 13.       Certain      Relationships      and
        Transactions.


             The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                   Signatures


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                      TREX MEDICAL CORPORATION


                                      By:   /s/ Sandra L. Lambert
                                            Sandra L. Lambert
                                            Secretary
PAGE

                                                          ATTACHMENT A

                       DIRECTORS AND DIRECTOR COMPENSATION

             Set forth below are the names of the persons nominated as Directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as Directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, Thermo Electron, is reported under the caption "Stock Ownership." All of the nominees are currently Directors of the Corporation.

        Elias P.        Dr. Gyftopoulos, 69, has been a Director of the
        Gyftopoulos     Corporation since November 1995. Dr.
                        Gyftopoulos is Professor Emeritus of the Massachusetts Institute of Technology, where he was the Ford Professor of Mechanical
                        Engineering and of Nuclear Engineering at the Massachusetts Institute of Technology for more than 20 years until his retirement in September
                        1996. Dr. Gyftopoulos is also a director of Thermo BioAnalysis Corporation, Thermo
                        Cardiosystems Inc., Thermo Electron,
                        ThermoLase Corporation, Thermo Remediation
                        Inc., ThermoSpectra Corporation and Thermo
                        Voltek Corp.

        Robert C.       Mr. Howard, 66, has been a Director of the
        Howard          Corporation since its inception in October
                        1995.  Mr. Howard also served as the
                        Corporation's  Chairman of the Board from 1988
                        to February 1996.  Mr. Howard served as an
                        Executive Vice President of Thermo Electron
                        from 1986 until his retirement in January 1997.
                        He is also a Director of Thermedics Inc.,
                        Thermo Cardiosystems Inc.,  ThermoLase
                        Corporation, Thermo Power Corporation and
                        ThermoTrex Corporation.
        Hal Kirshner    Mr. Kirshner, 55, has been Chief Executive
                        Officer, President and a Director of the Corporation since its inception in October
                        1995. Mr. Kirshner has been President of the Lorad division of the Corporation since
                        February 1991. Prior to that time, he served as chief operating officer and president of Electrolux Water Systems, Inc.
PAGE

        Earl R. Lewis   Mr. Lewis, 52, has been a Director of the
                        Corporation since its inception in October
                        1995.  Mr. Lewis has been a Vice President of
                        Thermo Electron since September 1996 and
                        Executive Vice President and Chief Operating
                        Officer of Thermo Instrument Systems Inc. since
                        December 1995 and served as a Vice President of that company from 1990 to 1995. He has also served as Chief Executive Officer, President and a Director of Thermo Optek Corporation since August 1995, and President of Thermo
                        Jarrell Ash Corporation, a subsidiary of Thermo
                        Optek Corporation, for more than five years.
                        Mr. Lewis is also a Director of ThermoSpectra
                        Corporation.

        James W. May    Dr. May, 53, has been a Director of the
        Jr.             Corporation since February 1996.  He has been
                        Professor of Surgery at Harvard Medical School
                        since 1994 and was Associate Clinical Professor
                        of Surgery for more than five years prior to
                        that time.
        Hutham S.       Ms. Olayan, 42, has been a Director of the
        Olayan          Corporation since February 1996.  She has
                        served as President and a director of Olayan
                        America Corporation since 1995 and Competrol
                        Real Estate Limited since 1986, which are
                        members of the Olayan Group engaged in advisory
                        services and private real estate investments,
                        respectively.  Ms. Olayan also served as
                        President and a director of Crescent
                        Diversified Limited, another member of the
                        Olayan Group engaged in private investments,
                        from 1985 until 1994.  Ms. Olayan is also a
                        Director of Thermo Electron.
        Anthony J.      Mr. Pellegrino, 56, has been a Director of the
        Pellegrino      Company since its inception in  October 1995.
                        Mr. Pellegrino has been a Senior Vice President of ThermoTrex Corporation since July 1995 and was chairman of LORAD Corporation, a manufacturer of mammography equipment that was acquired by ThermoTrex in November 1992, for more than five years prior to that time. Mr.
                        Pellegrino is also a director of ThermoLase
                        Corporation and ThermoQuest Corporation.
PAGE

        Firooz Rufeh    Mr. Rufeh, 59, has been a Director of the
                        Corporation since its inception in October
                        1995.  Mr. Rufeh served as the Chief Executive
                        Officer of ThermoTrex from 1988 to February
                        1996, and as the President of ThermoTrex from 1988 to February 1997. Mr. Rufeh also served as a Vice President of Thermo Electron from 1986 until January 1997. Since January 1997,
                        Mr. Rufeh has been a consultant to Thermo
                        Electron. Mr. Rufeh is also a director of ThermoLase Corporation and ThermoTrex
                        Corporation.

        Kenneth Y. Tang Dr. Tang, 49, has been a Director of the
                        Corporation since June 1995.  Dr. Tang has been
                        Senior Vice President of ThermoTrex Corporation
                        for more than five years.  He is also a
                        director of ThermoLase Corporation.
        Gary S.         Mr. Weinstein, 39, has been  a Director of the
        Weinstein       Corporation and its  Chairman of the Board
                        since February 1996. He has also served as Chief Executive Officer of ThermoTrex and as a Vice President of Thermo Electron since
                        February 1996.  Mr. Weinstein was a Managing
                        Director of Lehman Brothers Inc. from 1992 until February 1996, serving most recently as Managing Director, head of Global Syndicate and
                        Equity Capital Markets from March 1995 to
                        February 1996. Prior to his appointment as a Managing Director, Mr. Weinstein served in various positions at Lehman Brothers since joining the firm in 1988, including head of Equities in Europe, head of Equity New Issues in North and South America and head of Global
                        Convertible Securities. Mr. Weinstein is also a director of ThermoLase Corporation and ThermoTrex Corporation.

                Committees of the Board of  Directors and Meetings

             The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside Directors. The present members of the Audit Committee are Ms. Olayan (Chairman), Dr. Gyftopoulos and Dr. May. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Dr. Gyftopoulos (Chairman), Dr. May and Ms. Olayan. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock-based compensation plans.
        The Corporation does not have a nominating committee of the Board
PAGE
        of Directors. The Board of Directors met five times, the Audit Committee met once and the Human Resources Committee met four times during fiscal 1996. Each Director attended at least 75% of all meetings of the Board of Directors and Committees on which he or she served held during fiscal 1996, except Dr. May who attended 60% of such meetings.

        Compensation of Directors

             Cash Compensation

             Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside Directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of outside Directors' fees is made quarterly. Mr. Howard, Mr. Lewis, Mr. Pellegrino, Mr. Rufeh, Dr. Tang and Mr. Weinstein are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings.

        Deferred Compensation Plan for Directors

             Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash fees until he ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of ThermoTrex or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of ThermoTrex or Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of September 28, 1996, deferred units equal to 24.88 shares of Common Stock were accumulated under the Deferred Compensation Plan.
PAGE

        Directors Stock Option Plan

             The Corporation has adopted a directors stock option plan (the "Directors Plan"), providing for the grant of stock options to purchase shares of Common Stock to outside Directors as additional compensation for their service as Directors. The plan provides for the grant of stock options upon a Director's initial appointment and, beginning in 2000, awards to purchase 1,000 shares annually to Directors.

             Under the Plan, each eligible Director and each new outside Director initially joining the Board of Directors in 1996 was granted an option to purchase 40,000 shares of Common Stock upon the later of the adoption of the plan or the Director's appointment or election. The size of the award to new Directors appointed to the Board of Directors after 1996 is reduced by 10,000 shares in each subsequent year. Directors initially joining the Board of Directors after 1999 would not receive an option grant upon their appointment or election to the Board of Directors, but would be eligible to participate in the annual option awards described below. Options evidencing initial grants to Directors are presently exercisable, however, the shares acquired upon exercise are subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the Director ceases to serve as a Director of the Corporation or another Thermo Electron company. In such event, the restrictions and repurchase rights shall lapse or be deemed to have lapsed in annual installments of 10,000 shares per year, starting with the first anniversary of the date of grant, provided the Director has continuously served as a Director of the Corporation, Thermo Electron or any subsidiary of Thermo Electron since the grant date. These options expire on the fifth anniversary of the grant date, unless the Director dies, ceases to be an eligible Director or otherwise ceases to serve as a Director of the Corporation, Thermo Electron or any subsidiary of Thermo Electron prior to that date.

             Commencing in 2000, eligible Directors will also receive an annual grant of options to purchase 1,000 shares of Common Stock, provided the Common Stock is then publicly traded. The annual grant would be made at the close of business on the date of each annual meeting of shareholders of the Corporation to each outside Director then holding office, commencing with the annual meeting to be held in 2000. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the date of grant and prior to the expiration of the option on the third anniversary of the date of grant. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a Director of the Corporation or any other Thermo Electron company prior to the first anniversary of the date of grant for any reason other than death.
PAGE

             The exercise price for options granted under the Plan is determined by the average of the closing prices reported by the American Stock Exchange (or such other principal exchange on which the Common Stock is then traded) for the five trading day immediately preceding and including the date the option is granted or, if the shares underlying the option were not so traded, at the last price paid per share by independent investors in an arms' length transaction with the Corporation prior to the date of grant.

             Grants of stock options to outside Directors have consisted of 40,000 shares granted in November 1995 at an exercise price of $10.25 per share and 80,000 shares granted in February 1996 at an exercise price of $10.75 per share. An aggregate of 200,000 shares of Common Stock has been reserved for issuance under the Directors Plan.

                                 STOCK OWNERSHIP

             The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and ThermoTrex Corporation ("ThermoTrex") as of December 28, 1996, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director and nominee for Director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all Directors and executive officers as a group.

             While certain Directors and executive officers of the Corporation are also Directors and executive officers of ThermoTrex or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by ThermoTrex.











                                            Trex Medical      ThermoTrex       Thermo Electron
        Name (1)                            Corporation (2)   Corporation (3)  Corporation (4)

        Thermo Electron Corporation (5)     22,883,798        N/A              N/A

        Elias P. Gyftopoulos                40,000            4,500            71,700

        Robert C. Howard                    43,174            35,554           194,493

        Hal Kirshner                        285,000           93,321           117,824

        Earl R. Lewis                       40,500            420              131,914

        James W. May Jr.                    40,000            0                0

        Hutham S. Olayan                    45,024            4,500            23,787

        Anthony J. Pellegrino               147,513           807,021          115,875

        Firooz Rufeh                        93,600            100,541          133,286

        Kenneth Y. Tang                     48,706            79,516           26,204

        Gary S. Weinstein                   315,000           110,000          160,412

        All Directors and current         1,202,500         1,218,617        1,681,131
        executive officers as a group
        (14 persons)



        (1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and ThermoTrex beneficially owned consist of shares owned by the indicated person, and all share ownership includes sole voting and investment power.

        (2) Shares of the Common Stock beneficially owned by each Director and executive officer and by all Directors and executive officers as a group exclude 22,883,798 shares beneficially owned by ThermoTrex, as to which shares each Director and executive officer and all members of such group disclaim beneficial ownership. Shares of the Common Stock beneficially owned by Dr.
        Gyftopoulos, Mr. Howard, Mr. Kirshner, Mr. Lewis, Dr. May, Ms.
        Olayan, Mr. Pellegrino, Mr. Rufeh,  Dr. Tang, Mr. Weinstein  and
PAGE





        all Directors and executive officers as a group include 40,000, 40,000, 150,000, 40,000, 40,000, 40,000, 40,000, 40,000, 40,000,
        300,000 and 851,000 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Ms. Olayan and all Directors and executive officers as a group include 24 full shares, respectively, that had been allocated through December 28, 1996, to their respective accounts maintained under the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Pellegrino include
        1,041 shares held in a trust of which Mr. Pellegrino's spouse is the trustee for the benefit of Mr. Pellegrino's minor child.
        Shares beneficially owned by Mr. Rufeh include 53,600 shares held by the Rufeh Family Trust of which Mr. Rufeh is the trustee.
        Shares beneficially owned by Ms. Olayan do not include 228,500 shares owned by Crescent International Holdings Ltd. or 15,000 shares owned by Crescent Growth Fund Ltd., each a member of the Olayan Group. Crescent International Holdings Ltd. and Crescent
        Growth Fund Ltd. are indirectly controlled by Suliman S. Olayan,
        Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent International Holdings Ltd. and Crescent Growth Fund Ltd. As of December 28, 1996, no Director or executive officer beneficially owned more than 1.0% of the Common Stock outstanding as of December 28, 1996, other than Mr. Weinstein, who beneficially owned approximately 1.07% of the Common Stock; all Directors and executive officers as a group beneficially owned 4.0% of the Common Stock outstanding as of such date.

        (3) Shares of the common stock of ThermoTrex beneficially owned by Dr. Gyftopoulos, Mr. Howard, Mr. Kirshner, Ms. Olayan, Mr.
        Pellegrino, Mr. Rufeh,  Dr. Tang, Mr. Weinstein  and all
        Directors and executive officers as a group include 4,500, 31,320, 73,000, 4,500, 134,500, 66,000, 63,318, 100,000 and
        527,538 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr.
        Pellegrino include 10,408 shares held in a trust of which Mr.
        Pellegrino's spouse is the trustee for the benefit of Mr.
        Pellegrino's minor child. Shares beneficially owned by Dr. Tang include 2,025 shares held by Dr. Tang's daughter. As of December 28, 1996, no Director or executive officer beneficially owned more than 1.0% of the Common Stock outstanding as of December 28, 1996, other than Mr. Pellegrino, who beneficially owned approximately 4.1% of the Common Stock; all Directors and executive officers as a group beneficially owned 65% of the Common Stock outstanding as of such date.

        (4) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected in May
        1996. Shares of the common stock of Thermo Electron beneficially owned by Dr. Gyftopoulos, Mr. Howard, Mr. Kirshner, Mr. Lewis,
        Ms. Olayan, Mr. Pellegrino, Mr. Rufeh, Dr. Tang, Mr. Weinstein and all Directors and executive officers as a group include
        9,375, 47,361, 116,025, 126,937, 9,375, 115,875, 90,560, 23,850,
        160,075 and 1,231,192 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Howard and all Directors and executive officers as a group include 3,040 and 6,298 full shares, respectively, allocated to their respective accounts maintained pursuant to Thermo Electron's Employee Stock Ownership Plan. Shares
PAGE





        beneficially owned by Ms. Olayan and all Directors and executive officers as a group include 14,412 full shares, allocated through
         September 28, 1996 to their respective accounts maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Mr. Olayan do not include
        4,400,000 shares owned by Crescent Holding GmbH, a member of the Olayan Group. Crescent Holding GmbH is indirectly controlled by
        Suliman S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent Holding GmbH.
        As of December 28, 1996, no Director or executive officer beneficially owned more than 1% of the outstanding Thermo
        Electron common stock; all directors and executive officers as a group beneficially owned approximately 1.1% of the Thermo
        Electron common stock outstanding as of December 28, 1996.

        (5) ThermoTrex beneficially owned 79.2% of the Common Stock outstanding as of December 28, 1996. ThermoTrex's address is 10455 Pacific Center Court, San Diego, California 92121. As of
        December 28, 1996, ThermoTrex had the power to elect all of the members of the Corporation's Board of Directors.

        Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1996, except in the following instances. Due to clerical errors, the following purchases of Common Stock in the Corporation's initial public offering on July 2, 1996 by the following Directors of the Corporation were not reported until November 11, 1996: Mr. Hal
        Kirshner - 25,000 shares; Mr. Earl R. Lewis - 500 shares; Ms.
        Hutham S. Olayan - 5,000 shares; Mr. Firooz Rufeh - 34,000 shares; Dr. Kenneth Y. Tang - 6,000 shares; Mr. Gary S. Weinstein
        - 15,000 shares.  In addition, ThermoTrex Corporation and Thermo
        Electron Corporation the parent companies of the Corporation filed their Forms 4 for July 1996, reporting the conversion of a note held by ThermoTrex into 2,629,346 shares of the Corporation, eight days late, and their Forms 4 for September 1996, reporting the lapse of options to purchase 2,000 shares granted by ThermoTrex to an employee, 28 days late.


                             EXECUTIVE COMPENSATION

        Summary Compensation Table

             The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer (the "named executive officers") for the last full fiscal year from October
        1, 1995 to September 28, 1996 ("fiscal 1996"), for the nine-month period from January 1, 1995 to September 30, 1995 ("fiscal
        1995"), reflecting a change in the Corporation's fiscal year-end to the 52 or 53 week period ending on the Saturday closest to
PAGE





        September 30, and for the preceding full fiscal year from January
        2, 1994 to December 31, 1994 ("fiscal 1994"). No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and Exchange
        Commission's executive compensation disclosure rules during these periods.

             The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo
        Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate
        Services Agreement between the Corporation and Thermo Electron.
        Accordingly, the compensation for these individuals is not reported in the following table.











                                     SUMMARY COMPENSATION TABLE

                                                     Long Term
                                                   Compensation
                                                    Securities
                                                    Underlying     All Other
                 Fiscal    Annual Compensation     Options (No.  Compensation
      Name and    Year                             of Shares and      (4)
     Principal                                     Company) (3)
      Position            Salary       Bonus
   Hal Kirshner   1996  $192,500      $200,000 (2) 150,000 (TXM)   $9,958(5)
   (5)
    Chief                                              150 (TMO)
    Executive
    Officer and                                      2,000 (TBA)
    President                                        2,000 (TFG)
                                                     2,000 (TLT)
                                                     6,000 (TOC)
                                                     6,000 (TMQ)

                                                     2,000 (TSR)
                  1995  $150,000 (1)  $200,000          --         $7,005
                  1994  $200,000      $180,000      22,500 (TMO)   $6,750



        (1) Annual compensation for executive officers is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September. The Corporation changed its fiscal year-end to September from December in 1995, and as a consequence, the salary data for fiscal 1995 reflects salary paid during the nine-month period from January 1, 1995 to September 30, 1995. Salary data for subsequent fiscal years represents salary paid during the Corporation's full fiscal year.

        (2) The bonus amount presented for fiscal 1995 represents the bonus paid for performance during calendar 1995. Bonuses have not yet been determined for calendar 1996; therefore, the bonus amounts shown for fiscal 1996 are estimates.

        (3) In addition to receiving options to purchase Common Stock (designated in the table as TXM), Mr. Kirshner was granted options to purchase shares of the common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the period covered by the table to Mr. Kirshner in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as
        TOC), ThermoQuest Corporation (designated in the table as TMQ) and Thermo Sentron Inc. (designated in the table as TSR). Information with respect to options to purchase the common stock of Thermo Electron relect a three-for-two split effected in May 1996.
PAGE

        (4) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.

        (5) In addition to the matching contribution referred to in footnote (4), such amount includes $4,614, representing the market value of 115 shares of Thermo Electron common stock received by Mr. Kirshner in May 1996 in recognition of his managerial achievements at Thermo Electron's Annual Management Conference.

                    STOCK OPTIONS GRANTED DURING FISCAL 1996

             The following table sets forth information concerning individual grants of stock options by the Corporation and other Thermo Electron companies made during fiscal 1996 to the named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.

        OPTION GRANTS IN FISCAL 1996











                                       Option Grants In Fiscal 1996

                                  Percent of
                    Number of     Total       Exercise            Potential Realizable
                    Securities    Options     Price               Value at Assumed
                    Underlying    Granted to  Per      Expiration Annual Rates of
            Name    Options       Employees   Share    Date       Stock Price
            ----
                     Granted  (1) in Fiscal                       Appreciation for
                                  Year                            Option Term
                                                                      5%        10%

        Hal          150,000(TXM)   8.5%       $11.00    3/26/08  $1,312,500  $3,528,000
        Kirshner
                        150 (TMO)   0.1% (3)   $42.79    5/22/99      $1,011     $2,124

                      2,000 (TBA)  0.2%  (3)   $10.00    3/11/08     $15,920    $42,760

                      2,000 (TFG)   0.4% (3)   $10.00    9/12/08     $15,920    $42,760

                      2,000 (TLT)   0.6% (3)   $10.00    3/11/08     $15,920    $42,760

                      6,000 (TOC)   0.2% (3)   $12.00    4/9/08      $57,300   $153,960

                      6,000 (TMQ)   0.2% (3)   $13.00    3/11/08     $62,100   $166,800




         (1) All of the options granted during the fiscal year are immediately exercisable, except options to purchase shares of ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. As to the options to purchase shares of the Corporation granted to Mr. Kirshner, the repurchase rights are deemed to lapse 20% per year commencing on the fifth anniversary of the grant date. For other publicly traded companies, the repurchase rights generally lapse ratably over a five-to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron Company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The granting corporation may permit the holders of such options to exercise
PAGE
        options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

        (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their
        expiration date.   The gains shown are net of the option exercise
        price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

        (3) These options were granted as a part of Thermo Electron's stock option program, and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its public subsidiaries.

        Stock Options Exercised During Fiscal 1996 And Fiscal Year-End
        Values

             The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options of the Thermo Electron companies held at the end of fiscal 1996 by the named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.

         Aggregated Option Exercises In Fiscal 1996 And Fiscal 1996 Year-End Option Values











    Aggregated Option Exercises In Fiscal 1996 And Fiscal 1996 Year-End Option Values
                                                       No. of
                               Shares               Unexercised        Value of
                              Acquired               Options at       Unexercised
                                 on       Value   Fiscal Year-end    In-the-Money
      Name        Company     Exercise  Realized   (Exercisable/        Options
                                                   Unexercisable)
                                                        (1)

   Hal        Trex Medical          --          --  150,000/0      $1,387,500 /--
   Kirshner
              ThermoTrex        76,500  $2,079,270   73,000/0      $1,809,155 /--

              ThermoLase            --          --   36,400/0        $787,150 /--

              Thermo                --          --  116,025/0 (2)  $2,953,132 /--
              Electron

              Thermo                --          --    2,000/0          $7,750 /--
              BioAnalysis

              Thermo                --          --    2,000/0          $5,250 /--
              Fibergen

              ThermoLyte            --          --        0/2,000          -- /$0(3)

              Thermo Optek          --          --    6,000/0         $18,000 /--

              ThermoQuest           --          --    6,000/0          $3,000 /--

              Thermo Sentron        --          --    2,000/0              $0 /--




        (1) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase shares of ThermoLyte, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that Company's common stock under
        Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. As to the options to purchase shares of the Corporation granted to Mr. Kirshner, the repurchase rights
PAGE
        are deemed to lapse 20% per year commencing on the fifth anniversary of the grant date. For other publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

        (2) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Kirshner are subject to the same terms described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

        (3) No public market existed for the shares as of December 28, 1996. Accordingly, no value in excess of the exercise price has been attributed to these options.

        Employment Agreements

             In connection with the acquisition of the LORAD Corporation ("LORAD") in November 1992, the Corporation entered into an employment agreement with Mr. Hal Kirshner. Mr. Kirshner's agreement called for Mr. Kirshner to serve as President and Chief Operating Officer of LORAD until December 31, 1995, at a base salary of $200,000 per year plus bonus.

                          RELATIONSHIP WITH AFFILIATES

             Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held majority-owned subsidiaries, including the Corporation which was created by ThermoTrex. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other Thermo Electron subsidiaries are referred to hereinafter as the "Thermo Subsidiaries." )

             Thermo Electron and the Thermo Subsidiaries, including the Corporation, recognize that the benefits and support that derive from their affiliation are essential elements of their individual
PAGE
        performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries, including the Corporation, have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their shareholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

             To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for ensuring that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

             The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, may withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and
PAGE
        procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

             As provided in the Charter, Thermo Electron and the Corporation have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. In calendar 1994 and calendar 1995, Thermo Electron assessed the Corporation an annual fee for these services equal to 1.25% and 1.20%, respectively, of the Corporation's total revenues. Effective January 1, 1996, the fee was reduced to 1.0% of the Corporation's total revenues. The fee may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $1,567,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are representative of the expenses the Corporation would have incurred on a stand-alone basis and that the terms of the Services Agreement are reasonable. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based upon costs attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

             From time to time, the Corporation may transact business
        with other companies in the Thermo Group.   In fiscal 1996, such
        transactions included the following.
PAGE

             In October 1995, ThermoTrex granted to the Corporation an exclusive, paid-up, royalty-free license for the use of certain technology relating to digital imaging detectors in the fields of mammography and general radiography. Under the license agreement, if the Corporation funds approximately $6 million of ThermoTrex's research and development of the digital imaging technology in the fields of radiographic/fluoroscopy, mobile C-arm fluoroscopy and cardiology/angiography over the next three years, then ThermoTrex will be obligated to grant the Corporation a fully-paid, exclusive, worldwide, perpetual license to use and sell the digital imaging technology in these additional fields. The license agreement provides that ThermoTrex will manufacture products based on the digital imaging technology for the Corporation in the applicable fields. ThermoTrex will sell the products to the Corporation at ThermoTrex's cost until the Corporation has received an amount of Net Profit (as defined below) from the resale of such products equal to amounts paid by the Corporation for research and development as set forth above less any additional research and development costs incurred by ThermoTrex with the prior written approval of the Corporation, and thereafter at ThermoTrex's cost plus one-half of Net Profit. For purposes of the preceding sentence, "Net Profit" means the difference between the prices the Corporation receives upon resale of such products and the aggregate costs of the Corporation and ThermoTrex relating to such sales. As of September 28, 1996, the Corporation had paid approximately $1,800,000 to ThermoTrex under this arrangement.

             The Corporation has an arrangement with the Tecomet division of Thermo Electron for the manufacture of the Corporation's proprietary HTC grid. Under this arrangement Tecomet manufactures the grid for the Corporation pursuant to written purchase orders. The Corporation owns the intellectual property rights to the grid. During fiscal 1996, the Corporation purchased 331 grids for an aggregate purchase price of $397,000 under this arrangement. In addition, the Corporation paid Tecomet $250,000 during fiscal 1996 for research and development provided by Tecomet in connection with this project.

             Under an arrangement with ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex, the Corporation manufactures the laser used in ThermoLase Corporation's hair-removal process. The Corporation manufactures these lasers for ThermoLase pursuant to written purchase orders. During fiscal 1996, the Corporation sold 143 laser systems to ThermoLase at various prices for an aggregate of $8,549,000 under this arrangement. As of September 28, 1996, the Corporation had committed to deliver 132 additional lasers to ThermoLase under this arrangement for an aggregate of approximately $6,400,000.

             Under an arrangement with Thermedics Detection Inc., a subsidiary of Thermedics Inc., a majority-owned subsidiary of Thermo Electron, the Corporation manufactures an X- ray source
PAGE
        that is used as a component to a fill-measuring device produced by Thermedics Detection. The Corporation manufactures these X-ray sources for Thermedics Detection pursuant to written purchase orders. During fiscal 1996, Thermedics Detection purchased 100 units from the Corporation for an aggregate purchase price of $361,000 under this arrangement.

             On October 2, 1995, in exchange for all of the outstanding shares of capital stock of Bennett X-Ray Corporation, the Corporation issued to ThermoTrex a $42,000,000 principal amount 4.2% subordinated convertible note due 2000 (the "Convertible Note"), convertible into shares of the Corporation's Common Stock at a conversion price of $11.79 per share. In fiscal 1996, ThermoTrex converted $34,000,000 principal amount of the Convertible Note into 2,883,798 shares of Common Stock.

             In November 1995, Mr. Pellegrino and Mr. Rufeh, Directors of the Corporation, and Mr. Kirshner, Director and executive officer of the Corporation, purchased from the Corporation 20,000, 19,600 and 100,000, shares of Common Stock of the Corporation respectively, for an aggregate purchase price of $205,000, $200,900 and $1,025,000, respectively. In addition, in November 1995 and January 1996, Crescent International Holdings Ltd. purchased from the Corporation an aggregate of 200,000 shares of the Common Stock of the Corporation for an aggregate purchase price of $2,100,000. Crescent International Holdings Ltd. is indirectly controlled by Suliman S. Olayan, the father of Hutham
        S. Olayan, a Director of the Corporation. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent International Holdings Ltd. All of such purchases were made in private placements of 1,862,000 shares of the Corporation's Common Stock in November 1995 and 100,000 shares of the Corporation's Common Stock in January 1996 at per share prices of $10.25 and $10.75, respectively.

             As of September 28, 1996, $32,696,000 of the Corporation's cash equivalents were invested pursuant to a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, United States government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

PAGE

        Stock Holding Assistance Plan

             In 1996, the Corporation adopted a stock holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a Stock Holding Assistance Plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable such employees to purchase the Common Stock in the open market. No such loans are currently outstanding under the plan.