Form 10-Q
period 1996-12-28
TREX MEDICAL CORP
filed 1997-02-03
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------
                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended December 28, 1996.

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

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
              days. Yes [ X ] No [   ]

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at January 24, 1997
        ----------------------------      -------------------------------
        Common Stock, $.01 par value                 28,892,630
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                            TREX MEDICAL CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                 December 28,  September 28,
    (In thousands)                                       1996           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 38,179       $ 33,966
      Accounts receivable, less allowances
        of $1,281 and $1,264                           30,284         29,104
      Inventories:
        Raw materials and supplies                     23,880         20,513
        Work in process                                11,493          9,218
        Finished goods                                  3,404          3,279
      Prepaid expenses                                  1,062          1,316
      Prepaid income taxes                              5,712          5,712
                                                     --------       --------
                                                      114,014        103,108
                                                     --------       --------

    Property, Plant and Equipment, at Cost             18,587         17,259

      Less: Accumulated depreciation and
            amortization                                3,993          3,489
                                                     --------       --------
                                                       14,594         13,770
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies                                        83,430         83,972
                                                     --------       --------
                                                     $212,038       $200,850
                                                     ========       ========



                                        2PAGE

                            TREX MEDICAL CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                 December 28,  September 28,
    (In thousands except share amounts)                  1996           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $ 13,980       $ 12,598
      Accrued payroll and employee benefits             3,380          4,616
      Accrued warranty costs                            5,567          5,344
      Accrued income taxes                              5,400          2,010
      Customer deposits                                 3,750          3,414
      Accrued commissions                               2,756          1,938
      Other accrued expenses                            9,762         10,265
      Due to affiliated companies                       2,472          3,089
                                                     --------       --------
                                                       47,067         43,274
                                                     --------       --------

    Deferred Income Taxes                                 170            170
                                                     --------       --------
    Long-term Obligations:
      4.2% Subordinated convertible note, due to
        parent company                                  8,000          8,000
      Other                                                99            109
                                                     --------       --------
                                                        8,099          8,109
                                                     --------       --------

    Shareholders' Investment (Note 3):
      Common stock, $.01 par value, 50,000,000
        shares authorized; 28,892,630 and
        28,592,630 shares issued and outstanding          289            286
      Capital in excess of par value                  143,783        139,667
      Retained earnings                                12,630          9,344
                                                     --------       --------
                                                      156,702        149,297
                                                     --------       --------
                                                     $212,038       $200,850
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            TREX MEDICAL CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                               ----------------------------
                                               December 28,    December 30,
    (In thousands except per share amounts)            1996            1995
    -----------------------------------------------------------------------
    Revenues (includes $3,880 and $550 to
      affiliated companies; Note 2)                 $54,915        $32,509
                                                    -------        -------
    Costs and Operating Expenses:
      Cost of revenues (includes $2,426 and
        $263 for affiliated companies
        revenues; Note 2)                            33,450         18,248
      Selling, general and administrative expenses    9,615          6,868
      Research and development expenses (Note 2)      6,206          4,098
                                                    -------        -------
                                                     49,271         29,214
                                                    -------        -------

    Operating Income                                  5,644          3,295

    Interest Income                                     486            125
    Interest Expense, Related Party                     (84)          (431)
    Other Income, Net                                    78             39
                                                    -------        -------
    Income Before Provision for Income Taxes          6,124          3,028
    Provision for Income Taxes                        2,838          1,402
                                                    -------        -------
    Net Income                                      $ 3,286        $ 1,626
                                                    =======        =======
    Earnings per Share                              $   .11        $   .08
                                                    =======        =======
    Weighted Average Shares                          28,626         20,995
                                                    =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                    Three Months Ended
                                               ----------------------------
                                               December 28,    December 30,
    (In thousands)                                     1996            1995
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                    $ 3,286       $  1,626
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
          Depreciation and amortization               1,146            716
          Provision for losses on accounts
            receivable                                   96             29
          Other noncash items                             6            (82)
          Changes in current accounts:
            Accounts receivable                      (1,276)        (2,398)
            Inventories                              (5,767)          (100)
            Other current assets                        251         (1,177)
            Accounts payable                          1,382           (377)
            Other current liabilities                 2,411          5,932
                                                   --------       --------
    Net cash provided by operating activities         1,535          4,169
                                                   --------       --------
    Investing Activities:
      Purchases of property, plant and equipment     (1,431)          (695)
      Proceeds from sale of property, plant and
        equipment                                         -             30
                                                   --------       --------
    Net cash used in investing activities            (1,431)          (665)
                                                   --------       --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 3)                         4,119         17,619
      Other                                             (10)             -
                                                   --------       --------
    Net cash provided by financing activities         4,109         17,619
                                                   --------       --------
    Increase in Cash and Cash Equivalents             4,213         21,123
    Cash and Cash Equivalents at Beginning of
      Period                                         33,966            202
                                                   --------       --------

    Cash and Cash Equivalents at End of Period     $ 38,179       $ 21,325
                                                   ========       ========
    Noncash Activities:
      Issuance of subordinated convertible note
        to parent company                          $      -       $ 42,000


    The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                            TREX MEDICAL CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at December 28, 1996, the results of operations for the three-month periods ended December 28, 1996 and December 30, 1995, and the cash flows for the three-month periods ended December 28, 1996 and December 30, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

    2.  Related Party Transactions

        During the three months ended December 28, 1996 and December 30, 1995, the Company sold laser systems to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation (ThermoTrex), for aggregate revenues of $3,880,000 and $350,000, respectively.

        The Company was charged $500,000 and $450,000 by ThermoTrex in the three months ended December 28, 1996 and December 30, 1995, respectively, for research and development services provided under a license agreement.

        During the three months ended December 28, 1996, the Company purchased high-transmission cellular grids valued at $243,000 from Thermo Electron Corporation's Tecomet division under a design and production arrangement. No such purchases were made during the three months ended December 30, 1995.

    3.  Sale of Common Stock

        In December 1996, the Company issued 300,000 shares of its common stock in a private placement at $14.50 per share, for net proceeds of approximately $4,119,000. Following the private placement, ThermoTrex owned 79% of the Company's outstanding common stock.


                                        6PAGE

                            TREX MEDICAL CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company designs, manufactures, and markets mammography equipment and minimally invasive stereotactic breast-biopsy systems, general radiography (X-ray) equipment, and X-ray imaging systems used for cardiac catheterization and angiography, as well as radiographic/fluoroscopic procedures. The Company sells its systems worldwide principally through a network of independent dealers. In addition, the Company manufactures mammography and radiography systems as an original equipment manufacturer
    (OEM) for other medical equipment companies such as United States Surgical Corporation (U.S. Surgical), General Electric Company, Inc.
    (GE), and the Philips Medical Systems North America Company subsidiary of Philips N.V. (Philips). The Company has four operating units: Lorad, a manufacturer of mammography and stereotactic breast-biopsy systems; Bennett X-Ray Corporation (Bennett), a manufacturer of general X-ray and mammography equipment; XRE Corporation (XRE), a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions; and Continental X-Ray Corporation (Continental), a manufacturer of general-purpose and specialized X-ray systems.

        The Company conducts all of its manufacturing operations in the United States and sells its products on a worldwide basis. The Company anticipates that an increasing percentage of its revenues will be from export sales. The Company's export sales are denominated in U.S. dollars; therefore, neither its revenue nor its earnings are significantly affected by exchange rate fluctuations.

    Results of Operations

    First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996

        Revenues increased 69% to $54.9 million in the first quarter of fiscal 1997 from $32.5 million in the first quarter of fiscal 1996, primarily due to the inclusion of $16.5 million in revenues from Continental, acquired in September 1996, and XRE, acquired in May 1996. Revenues at Lorad increased 27% to $27.0 million in the first quarter

                                        7PAGE

                            TREX MEDICAL CORPORATION

    First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996
    (continued)

    of fiscal 1997 from $21.3 million in the first quarter of fiscal 1996 as a result of increased demand for mammography systems, biopsy systems, and lasers sold to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation (ThermoTrex). Under an OEM agreement with U.S. Surgical, Lorad has agreed to manufacture biopsy systems that are marketed and sold by U.S. Surgical as the ABBI (Advanced Breast-biopsy Instrument) System. Sales to U.S. Surgical totaled $10.1 million in the first quarter of fiscal 1997, compared with $1.1 million in the first quarter of fiscal 1996.

        The gross profit margin declined to 39% in the first quarter of fiscal 1997 from 44% in the first quarter of fiscal 1996 due to the inclusion of lower-margin revenues at Continental and the mix of products sold at Lorad.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 18% in the first quarter of fiscal 1997 from 21% in the first quarter of fiscal 1996, due primarily to increased revenues at Lorad and, to a lesser extent, lower advertising and other selling expenses at Bennett during the quarter. Research and development expenses increased to $6.2 million in the first quarter of fiscal 1997 from $4.1 million in the first quarter of fiscal 1996, due primarily to the inclusion of $1.7 million of expense at XRE and Continental and the Company's continued efforts to develop and commercialize new products, including the Company's full-breast digital mammography system and direct-detection X-ray sensor, as well as enhancements of existing systems.

        Interest income in the first quarter of fiscal 1997 represents interest earned on the invested proceeds from the Company's initial public offering of common stock in July 1996, net of cash paid for the September 1996 acquisition of Continental. Interest expense, related party, represents interest associated with the $42.0 million principal amount 4.2% subordinated convertible note issued to ThermoTrex. Interest expense decreased in the first quarter of fiscal 1997, compared with the first quarter of fiscal 1996, as a result of the conversion by ThermoTrex of $34.0 million principal amount in fiscal 1996.

        The effective tax rate was 46% in the first quarter of both fiscal 1997 and fiscal 1996. The effective tax rate exceeds the statutory federal income tax rate due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

    Liquidity and Capital Resources

        Consolidated working capital was $66.9 million at December 28, 1996, compared with $59.8 million at September 28, 1996. Included in working capital are cash and cash equivalents of $38.2 million at December 28, 1996, compared with $34.0 million at September 28, 1996. Net cash provided by operating activities was $1.5 million in the first quarter of

                                        8PAGE

                            TREX MEDICAL CORPORATION
    fiscal 1997. During this period, $5.8 million of cash was used to fund an increase in inventories. The increase primarily represents materials requirements for commitments under an OEM agreement, to be shipped during the remainder of fiscal 1997, and higher inventory levels in support of the Company's increase in sales.

        The Company expended $1.4 million for property, plant, and equipment in the first quarter of fiscal 1997 and expects to make capital expenditures of approximately $4.5 million during the remainder of the fiscal year.

        In December 1996, the Company issued 300,000 shares of its common stock in a private placement for net proceeds of approximately $4.1 million.

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it may require significant amounts of cash for any acquisition of a business or technology. The Company expects that it will finance any such acquisitions through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from ThermoTrex or Thermo Electron Corporation, although it has no agreement with these companies to ensure funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

    PART II - OTHER INFORMATION

    Item 2 - Changes in Securities

    (c) Recent Sales of Unregistered Securities

        On December 19, 1996, the Company sold an aggregate of 300,000 shares of its common stock to a group of accredited investors in a private placement pursuant to Regulation D of the Securities and Exchange Commission, promulgated under the Securities Act of 1933, at an aggregate offering price of $4,350,000.

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.






                                        9PAGE

                            TREX MEDICAL CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of February 1997.

                                            TREX MEDICAL CORPORATION



                                            Paul F. Kelleher
                                            ------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            ------------------------
                                            John N. Hatsopoulos
                                            Vice President and
                                            Chief Financial Officer

















                                       10PAGE

                            TREX MEDICAL CORPORATION

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    -----------------------------------------------------------------------

      10.1* Letter Agreement dated January 13, 1997 between the Company and Philips Medical Systems.

      11      Statement re: Computation of earnings per share.

      27      Financial Data Schedule.


    * Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.