Form 10-K/A
period 1996-09-28
TREX MEDICAL CORP
filed 1997-02-20
CIK 1003539

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                 __________________________________________

                        AMENDMENT NO. 2 ON FORM 10-K/A
                                 TO FORM 10-K
(mark one)
 X
___ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 1996

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

Registrant's telephone number, including area code: (203) 790-1188

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class       Name of Exchange on which registered
         ----------------------------   ------------------------------------
         Common Stock, $.01 par value          American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
                               ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1997, was approximately $82,732,777.

As of January 30, 1997, the Registrant had 28,892,630 shares of Common Stock outstanding.

Trex Medical Corporation Amendment No. 2 on Form 10K/A to Annual Report on Form 10-K for the fiscal year ended September 28, 1996



DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Fiscal 1996 Annual Report to Shareholders for the year ended September 28, 1996, are incorporated by reference into Parts I and II.

        Part III, Item 10.              Directors and Executive
                                        Officers of the Registrant.
                                        --------------------------

        Part III, Item 11.              Executive Compensation.
                                        ----------------------

        Part III, Item 12.              Security Ownership of Certain
                                        Beneficial Owners and Management.
                                        --------------------------------

        Part III, Item 13.              Certain Relationships and Transactions.
                                        --------------------------------------

        Items 10, 11, 12 and 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 are hereby amended and restated in their entirety as contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                                TREX MEDICAL CORPORATION


                                                By: /s/ Jonathan W. Painter
                                                   ------------------------
                                                      Jonathan W. Painter
                                                         Treasurer

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

--------------------------------------------------------------------------------
ELIAS P. GYFTOPOULOS     Dr. Gyftopoulos, 69, has been a Director of the
                         Corporation since November 1995. Dr. Gyftopoulos is
                         Professor Emeritus of the Massachusetts Institute of
                         Technology, where he was the Ford Professor of
                         Mechanical Engineering and of Nuclear Engineering for
                         more than 20 years. Dr. Gyftopoulos is also a director
                         of Thermo BioAnalysis Corporation, Thermo Cardiosystems
                         Inc., Thermo Electron, ThermoLase Corporation, Thermo
                         Remediation Inc., ThermoSpectra Corporation and Thermo
                         Voltek Corp.
--------------------------------------------------------------------------------
ROBERT C. HOWARD         Mr. Howard, 66, has been a Director of the Corporation
                         since its inception in October 1995. Mr. Howard also
                         served as the Corporation's Chairman of the Board from
                         1988 to February 1996. Mr. Howard served as an
                         Executive Vice President of Thermo Electron from 1986
                         until his retirement in January 1997. He is also a
                         Director of Thermedics Inc., Thermo Cardiosystems Inc.,
                         ThermoLase Corporation, Thermo Power Corporation and
                         ThermoTrex Corporation.
--------------------------------------------------------------------------------
HAL KIRSHNER             Mr. Kirshner, 55, has been Chief Executive Officer,
                         President and a Director of the Corporation since its
                         inception in October 1995. Mr. Kirshner has been
                         President of the LORAD division of the Corporation
                         since February 1991.
--------------------------------------------------------------------------------
EARL R. LEWIS            Mr. Lewis, 53, has been a Director of the Corporation
                         since its inception in October 1995. Mr. Lewis has been
                         a Vice President of Thermo Electron since September
                         1996 and Executive Vice President and Chief Operating
                         Officer of Thermo Instrument Systems Inc., a majority
                         owned subsidiary of Thermo Electron that develops,
                         manufactures and markets analytical instruments, since
                         December 1995 and served as a Vice President of that
                         company from 1990 to 1995. He has also served as Chief
                         Executive Officer, President and a Director of Thermo
                         Optek Corporation, a majority owned subsidiary of
                         Thermo Instrument Systems Inc., since August 1995, and
                         President of Thermo Jarrell Ash Corporation, a
                         subsidiary of Thermo Optek Corporation, for more than
                         five years. Mr. Lewis is also a Director of
                         ThermoSpectra Corporation.
--------------------------------------------------------------------------------
JAMES W. MAY JR.         Dr. May, 53, has been a Director of the Corporation
                         since February 1996. He has been Professor of Surgery
                         at Harvard Medical School since 1994 and was Associate
                         Clinical Professor of Surgery for more than five years
                         prior to that time.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
HUTHAM S. OLAYAN         Ms. Olayan, 42, has been a Director of the Corporation
                         since February 1996. She has served as President and a
                         director of Olayan America Corporation since 1995 and
                         Competrol Real Estate Limited since 1986, which are
                         members of the Olayan Group engaged in advisory
                         services and private real estate investments,
                         respectively. In addition, Ms. Olayan served as
                         President and a director of Crescent Diversified
                         Limited, another member of the Olayan Group engaged in
                         private investments, from 1985 until 1994. Ms. Olayan
                         is also a Director of Thermo Electron.
--------------------------------------------------------------------------------
ANTHONY J. PELLEGRINO    Mr. Pellegrino, 56, has been a Director of the
                         Corporation since its inception in October 1995. Mr.
                         Pellegrino has been a Senior Vice President of
                         ThermoTrex Corporation since July 1995 and was chairman
                         of LORAD Corporation, a manufacturer of mammography
                         equipment that was acquired by ThermoTrex in November
                         1992, for more than five years prior to that time. Mr.
                         Pellegrino is also a director of ThermoLase Corporation
                         and ThermoQuest Corporation.
--------------------------------------------------------------------------------
FIROOZ RUFEH             Mr. Rufeh, 59, has been a Director of the Corporation
                         since its inception in October 1995. Mr. Rufeh served
                         as the Chief Executive Officer of ThermoTrex from 1988
                         to February 1996, and as the President of ThermoTrex
                         from 1988 to February 1997. Mr. Rufeh also served as a
                         Vice President of Thermo Electron from 1986 until
                         February 1997. Beginning February 15, 1997, Mr. Rufeh
                         will be a consultant to Thermo Electron. Mr. Rufeh is
                         also a director of ThermoLase Corporation and
                         ThermoTrex Corporation.
--------------------------------------------------------------------------------
KENNETH Y. TANG          Dr. Tang, 49, has been a Director of the Corporation
                         since June 1995. Dr. Tang has been Senior Vice
                         President of ThermoTrex Corporation for more than five
                         years. He is also a director of ThermoLase Corporation.
--------------------------------------------------------------------------------
GARY S. WEINSTEIN        Mr. Weinstein, 39, has been a Director of the
                         Corporation and its Chairman of the Board since
                         February 1996. He has also served as Chief Executive
                         Officer of ThermoTrex and as a Vice President of Thermo
                         Electron since February 1996. Mr. Weinstein was a
                         Managing Director of Lehman Brothers Inc. from 1992
                         until February 1996, serving from March 1995 until
                         leaving the firm as Managing Director, head of Global
                         Syndicate and Equity Capital Markets. Mr. Weinstein
                         joined Lehman Brothers in 1988 and served in various
                         positions, including head of Equities in Europe, head
                         of Equity New Issues in North and South America and
                         head of Global Convertible Securities. Mr. Weinstein is
                         also a director of ThermoLase Corporation and
                         ThermoTrex Corporation.
--------------------------------------------------------------------------------

COMMITTEES OF THE BOARD OF  DIRECTORS AND MEETINGS

     The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside Directors. The present members of the Audit Committee are Ms. Olayan (Chairman), Dr. Gyftopoulos and Dr. May. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Dr. Gyftopoulos (Chairman), Dr. May and Ms. Olayan. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met five times, the Audit Committee met once and the Human Resources Committee met four times during fiscal 1996. Each Director attended at least 75% of all meetings of the Board of Directors and Committees on which he or she served held during fiscal 1996, except Dr. May who attended 60% of such meetings.

COMPENSATION OF DIRECTORS

     CASH COMPENSATION

     Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside Directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of outside Directors' fees is made quarterly. Mr. Lewis, Mr. Pellegrino, Dr. Tang and Mr. Weinstein are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings.

     DEFERRED COMPENSATION PLAN FOR DIRECTORS

     Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash fees until he ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of ThermoTrex or 25% or more of the outstanding common stock of Thermo Electron; or
(b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of ThermoTrex or Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of December 28, 1996, deferred units equal to 198.73 shares of Common Stock were accumulated under the Deferred Compensation Plan.

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

STOCK OWNERSHIP POLICIES FOR DIRECTORS

     During fiscal 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy for Directors. The stock holding policy requires each Director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1996. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other executive officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

     In addition, the Committee adopted a policy requiring Directors to hold a certain number of shares of the Corporation's Common mon Stock acquired upon the exercise of stock options. Under this policy, Directors are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers. Under this policy, the executive officers are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option.

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

                                                   TREX MEDICAL          THERMOTREX        THERMO ELECTRON
              NAME (1)                            CORPORATION (2)      CORPORATION (3)      CORPORATION (4)
              --------                            ---------------      ---------------      ---------------
ThermoTrex Corporation (5).................            22,883,798                  N/A                  N/A
Elias P. Gyftopoulos.......................                40,000                4,500               71,700
Robert C. Howard...........................                43,174               35,554              194,493
Hal Kirshner...............................               285,000               93,321              117,824
Earl R. Lewis..............................                40,500                  420              131,914
James W. May Jr............................                40,000                    0                    0
Hutham S. Olayan...........................                45,198                4,500               23,995
Anthony J. Pellegrino......................               147,513              807,021              115,875
Firooz Rufeh...............................                93,600              100,541              133,286
Kenneth Y. Tang............................                48,706               79,516               26,033
Gary S. Weinstein..........................               315,000              110,000              160,412
All Directors and current executive
officers as a group (14  persons)..........             1,202,890            1,291,011            1,682,349

(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and ThermoTrex beneficially owned consist of shares owned by the indicated person, and all share ownership includes sole voting and investment power.


(2) Shares of the Common Stock beneficially owned by each Director and executive officer and by all Directors and executive officers as a group exclude 22,883,798 shares beneficially owned by ThermoTrex, as to which shares each Director and executive officer and all members of such group disclaim beneficial ownership. Shares of the Common Stock beneficially owned by Dr. Gyftopoulos, Mr. Howard, Mr. Kirshner, Mr. Lewis, Dr. May, Ms. Olayan, Mr. Pellegrino, Mr. Rufeh, Dr. Tang, Mr. Weinstein and all Directors and executive officers as a group include 40,000, 40,000, 150,000, 40,000, 40,000, 40,000, 40,000, 40,000, 40,000, 300,000 and
     851,000 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Ms. Olayan and all Directors and executive officers as a group include 198 full shares, respectively, that had been allocated through December 28, 1996, to Ms. Olayan's account maintained under the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Pellegrino include 1,041 held in a trust of which Mr. Pellegrino's spouse is the trustee for the benefit of Mr. Pellegrino's minor child. Shares beneficially owned by Mr. Rufeh include 53,600 shares held by the Rufeh Family Trust of which Mr. Rufeh is the trustee. Shares beneficially owned by Ms. Olayan do not include 228,500 shares owned by Crescent International Holdings Ltd. or 15,000 shares owned by Crescent Growth Fund Ltd., each a member of the Olayan Group. Crescent International Holdings Ltd. and Crescent Growth Fund Ltd. are indirectly controlled by Suliman S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent International Holdings Ltd. and Crescent Growth Fund Ltd. As of December 28, 1996, no Director or executive officer beneficially owned more than 1.0% of the Common Stock outstanding as of December 28, 1996, other than Mr. Weinstein, who beneficially owned approximately 1.07% of the Common Stock; all Directors and executive officers as a group beneficially owned 4.04% of the Common Stock outstanding as of such date.


(3) Shares of the common stock of ThermoTrex beneficially owned by Dr. Gyftopoulos, Mr. Howard, Mr. Kirshner, Ms. Olayan, Mr. Pellegrino, Mr. Rufeh, Dr. Tang, Mr. Weinstein and all Directors and executive officers as a group include 4,500, 31,320, 73,000, 4,500, 134,500, 66,000, 63,318,
     100,000 and 527,538 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Pellegrino include 10,408 shares held in a trust of which Mr. Pellegrino's spouse is the trustee for the benefit of Mr. Pellegrino's minor child. Shares beneficially owned by Dr. Tang include 2,025 shares held by Dr. Tang's daughter. As of December 28, 1996, no Director or executive officer beneficially owned more than 1.0% of the Common Stock outstanding as of December 28, 1996, other than Mr. Pellegrino, who beneficially owned approximately 4.1% of the Common Stock; all Directors and executive officers as a group beneficially owned 6.5% of the Common Stock outstanding as of such date.


(4) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Electron beneficially owned by Dr. Gyftopoulos, Mr. Howard, Mr. Kirshner, Mr. Lewis, Ms. Olayan, Mr. Pellegrino, Mr. Rufeh, Dr. Tang, Mr. Weinstein and all Directors and executive officers as a group include 9,375, 47,361, 116,025, 126,937, 9,375, 115,875, 90,560, 23,850, 160,075 and 1,231,192 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Howard and all Directors and executive officers as a group include 3,040 and 6,298 full shares, respectively, allocated to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of December 28, 1996, executive officers of Thermo Electron. Shares beneficially owned by Ms. Olayan and all Directors and executive officers as a group include 14,620 full shares, allocated through December 28, 1996 to Ms. Olayan's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Ms. Olayan do not include 4,400,000 shares owned by Crescent Holding GmbH, a member of the Olayan Group. Crescent Holding GmbH is indirectly controlled by Suliman S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent Holding GmbH. As of December 28, 1996, no Director or executive officer beneficially owned more than 1% of the outstanding Thermo Electron common stock; all directors and executive officers as a group beneficially owned approximately 1.1% of the Thermo Electron common stock outstanding as of December 28, 1996.


(5) ThermoTrex beneficially owned 79.2% of the Common Stock outstanding as of December 28, 1996. ThermoTrex's address is 10455 Pacific Center Court, San Diego, California 92121. As of December 28, 1996, ThermoTrex had the power to elect all of the members of the Corporation's Board of Directors. ThermoTrex is a majority owned subsidiary of Thermo Electron and, therefore, Thermo Electron may be deemed a beneficial owner of the shares of Common Stock owned by ThermoTrex. Thermo Electron disclaims beneficial ownership of these shares.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1996, except in the following instances. The following Directors of the Corporation each had one late Form 4, reporting one transaction each: Mr. Hal Kirshner, Mr. Earl R. Lewis, Ms. Hutham
S. Olayan, Mr. Firooz Rufeh, Dr. Kenneth Y. Tang and Mr. Gary S. Weinstein. In addition, ThermoTrex Corporation and Thermo Electron Corporation, the parent companies of the Corporation, each had two late Forms 4, reporting two transactions.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer (the "named executive officers") for the last full fiscal year from October 1, 1995 to September 28, 1996 ("fiscal 1996"), for the nine-month period from January 1, 1995 to September 30, 1995 ("fiscal 1995"), reflecting a change in the Corporation's fiscal year-end to the 52 or 53 week period ending on the Saturday closest to September 30, and for the preceding full fiscal year from January 2, 1994 to December 31, 1994 ("fiscal 1994"). No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules during these periods.


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

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------

                                                                    LONG TERM
                                                                   COMPENSATION
                                                                   ------------
                                                                    SECURITIES
                                                                    UNDERLYING
                                        ANNUAL COMPENSATION       OPTIONS (NO. OF
                              FISCAL    -------------------         SHARES AND         ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY        BONUS         COMPANY) (3)     COMPENSATION (4)
---------------------------    ----     -----         -----         ------------     ----------------
Hal Kirshner (5)...........    1996    $192,500     $200,000 (2)   150,000 (TXM)             $9,958 (5)
  Chief Executive Officer                                              150 (TMO)
  and President                                                      2,000 (TBA)
                                                                     2,000 (TFG)
                                                                     2,000 (TLT)
                                                                     6,000 (TOC)
                                                                     6,000 (TMQ)
                                                                     2,000 (TSR)
                               1995    $150,000 (1) $200,000             --                  $7,005
                               1994    $200,000     $180,000        22,500 (TMO)             $6,750
----------------------------------------------------------------------------------------------------------------------------------

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


(3) In addition to receiving options to purchase Common Stock (designated in the table as TXM), Mr. Kirshner was granted options to purchase shares of the common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the period covered by the table to Mr. Kirshner in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as
     TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ) and Thermo Sentron Inc. (designated in the table as TSR). Information with respect to options to purchase the common stock of Thermo Electron reflect a three-for-two split distributed in June 1996 in the form of a 50% stock dividend.

(4) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.


(5) In addition to the matching contribution referred to in footnote (4), such amount includes $4,614, representing the market value of 115 shares of Thermo Electron common stock received by Mr. Kirshner in May 1996 at Thermo Electron's Annual Management Conference in recognition of his managerial achievements.

STOCK OPTIONS GRANTED DURING FISCAL 1996

     The following table sets forth information concerning individual grants of stock options by the Corporation and other Thermo Electron companies made during fiscal 1996 to the named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.


                         OPTION GRANTS IN FISCAL 1996

--------------------------------------------------------------------------------------------------------------------------------

                                                                                            POTENTIAL REALIZABLE VALUE AT
                                               PERCENT OF                                        ASSUMED ANNUAL RATES OF
                                             TOTAL OPTIONS                                   STOCK PRICE APPRECIATION FOR
                     NUMBER OF SECURITIES      GRANTED TO       EXERCISE                             OPTION TERM
                      UNDERLYING OPTIONS      EMPLOYEES IN     PRICE PER    EXPIRATION               -----------
    NAME                 GRANTED  (1)          FISCAL YEAR       SHARE         DATE              5%             10%
    ----                 -------               -----------       -----         ----              --             ---
Hal Kirshner......      150,000  (TXM)          16.9%            $11.00      3/26/08           $1,312,500      $3,528,000
                            150  (TMO)           0.1%  (3)       $42.79      5/22/99           $    1,011      $    2,124
                          2,000  (TBA)           0.2%  (3)       $10.00      3/11/08           $   15,920      $   42,760
                          2,000  (TFG)           0.4%  (3)       $10.00      9/12/08           $   15,920      $   42,760
                          2,000  (TLT)           0.6%  (3)       $10.00      3/11/08           $   15,920      $   42,760
                          6,000  (TOC)           0.2%  (3)       $12.00       4/9/08           $   57,300      $  153,960
                          6,000  (TMQ)           0.2%  (3)       $13.00      3/11/08           $   62,100      $  166,800
                          2,000  (TSR)           0.4%  (3)       $14.00      3/11/08           $   22,280      $   59,880
-------------------------------------------------------------------------------------------------------------------------------

(1) All of the options granted during the fiscal year are immediately exercisable, except options to purchase shares of ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. As to the options to purchase shares of the Corporation granted to Mr. Kirshner, the repurchase rights are deemed to lapse 20% per year commencing on the sixth anniversary of the grant date. For other publicly traded companies, the repurchase rights generally lapse ratably over a five-to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron Company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

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


   AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL 1996 YEAR-END OPTION
                                     VALUES

-----------------------------------------------------------------------------------------------------------------------
                                                                        NO. OF UNEXERCISED
                                                                         OPTIONS AT FISCAL          VALUE OF
                                             SHARES                           YEAR-END             UNEXERCISED
                                           ACQUIRED ON      VALUE          (EXERCISABLE/          IN-THE-MONEY
       NAME             COMPANY             EXERCISE      REALIZED      UNEXERCISABLE) (1)           OPTIONS
       ----             -------             --------      --------      ------------------           -------
Hal Kirshner........  Trex Medical              --              --       150,000   /0             $1,387,500  /--
                      ThermoTrex            76,500      $2,079,270        73,000   /0             $1,809,155  /--
                      ThermoLase                --              --        36,400   /0             $  787,150  /--
                      Thermo Electron           --              --       116,025   /0 (2)         $2,953,132  /--
                      Thermo BioAnalysis        --              --         2,000   /0             $    7,750  /--
                      Thermo Fibergen           --              --          2000   /0             $    5,250  /--
                      ThermoLyte                --              --             0   /2,000                  -- /$0 (3)
                      Thermo Optek              --              --         6,000   /0             $   18,000  /--
                      ThermoQuest               --              --         6,000   /0             $    3,000  /--
                      Thermo Sentron            --              --         2,000   /0             $        0  /--
----------------------------------------------------------------------------------------------------------------------

(1) The shares of common stock of Thermo Electron shown in the table have been adjusted to reflect a three-for-two stock split distributed in June 1996 in the form of a 50% stock dividend. All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase shares of ThermoLyte, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that Company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. As to the options to purchase shares of the Corporation granted to Mr. Kirshner, the repurchase rights are deemed to lapse 20% per year commencing on the sixth anniversary of the grant date. For other publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

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

EMPLOYMENT AGREEMENTS

     In connection with the acquisition of the LORAD Corporation ("LORAD") in November 1992, the Corporation entered into an employment agreement with Mr. Hal Kirshner. Mr. Kirshner's agreement called for Mr. Kirshner to serve as President and Chief Operating Officer of LORAD until December 31, 1995, at a base salary of $200,000 per year plus bonus. This agreement expired on December 31, 1995.

                          RELATIONSHIP WITH AFFILIATES

     Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held majority-owned subsidiaries, including the Corporation which was created by ThermoTrex. From time to time , Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other Thermo Electron subsidiaries are referred to hereinafter as the "Thermo Subsidiaries.")

     Thermo Electron and the Thermo Subsidiaries, including the Corporation, recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries, including the Corporation, have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their shareholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

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

     The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, may withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

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

     Under an arrangement with Thermedics Detection Inc., a subsidiary of Thermedics Inc., a majority-owned subsidiary of Thermo Electron, the Corporation manufactures an X- ray source that is used as a component to a fill-measuring device produced by Thermedics Detection. The Corporation manufactures these X-ray sources for Thermedics Detection pursuant to written purchase orders. During fiscal 1996, Thermedics Detection purchased 100 units from the Corporation for an aggregate purchase price of $361,000 under this arrangement.

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