Form 10-Q
period 1997-03-29
TREX MEDICAL CORP
filed 1997-05-02
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at April 25, 1997
        ----------------------------      -----------------------------
        Common Stock, $.01 par value                28,892,630
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            TREX MEDICAL CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    March 29,  September 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 36,292       $ 33,966
      Accounts receivable, less allowances
        of $1,215 and $1,264                           33,215         29,104
      Inventories:
        Raw materials and supplies                     25,560         20,513
        Work in process                                11,493          9,218
        Finished goods                                  4,030          3,279
      Prepaid expenses                                    797          1,316
      Prepaid income taxes                              5,712          5,712
                                                     --------       --------
                                                      117,099        103,108
                                                     --------       --------
    Property, Plant, and Equipment, at Cost            20,289         17,259
      Less: Accumulated depreciation and
            amortization                                4,745          3,489
                                                     --------       --------
                                                       15,544         13,770
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies                                        82,952         83,972
                                                     --------       --------
                                                     $215,595       $200,850
                                                     ========       ========







                                        2PAGE

                            TREX MEDICAL CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 29,  September 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $ 14,327       $ 12,598
      Accrued payroll and employee benefits             2,945          4,616
      Accrued income taxes                              7,704          2,010
      Accrued warranty costs                            5,822          5,344
      Customer deposits                                 3,517          3,414
      Accrued commissions                               2,797          1,938
      Other accrued expenses                            9,563         10,265
      Due to affiliated companies                         597          3,089
                                                     --------       --------
                                                       47,272         43,274
                                                     --------       --------
    Deferred Income Taxes                                 170            170
                                                     --------       --------

    Long-term Obligations:
      4.2% Subordinated convertible note, due to
        parent company                                  8,000          8,000
      Other                                                85            109
                                                     --------       --------
                                                        8,085          8,109
                                                     --------       --------

    Shareholders' Investment (Note 3):
      Common stock, $.01 par value, 50,000,000
        shares authorized; 28,892,630 and
        28,592,630 shares issued and outstanding          289            286
      Capital in excess of par value                  143,783        139,667
      Retained earnings                                15,996          9,344
                                                     --------       --------
                                                      160,068        149,297
                                                     --------       --------
                                                     $215,595       $200,850
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                            TREX MEDICAL CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                  ------------------------
                                                  March 29,      March 30,
    (In thousands except per share amounts)            1997           1996
    ----------------------------------------------------------------------
    Revenues (includes $3,971 and $1,962 from
      affiliated companies; Note 2)                 $58,642        $34,320
                                                    -------        -------

    Costs and Operating Expenses:
      Cost of revenues (includes $2,464 and
        $919 for affiliated companies
        revenues; Note 2)                            36,904         19,344
      Selling, general, and administrative
        expenses                                      9,849          6,827
      Research and development expenses (Note 2)      6,138          4,072
                                                    -------        -------
                                                     52,891         30,243
                                                    -------        -------

    Operating Income                                  5,751          4,077

    Interest Income                                     509            315
    Interest Expense, Related Party                     (84)          (441)
    Other Income, Net                                   136             (4)
                                                    -------         ------
    Income Before Provision for Income Taxes          6,312          3,947
    Provision for Income Taxes                        2,946          1,839
                                                    -------        -------
    Net Income                                      $ 3,366        $ 2,108
                                                    =======        =======
    Earnings per Share:
      Primary                                       $   .12        $   .10
                                                    =======        =======
      Fully Diluted                                 $   .12        $   .09
                                                    =======        =======

    Weighted Average Shares:
      Primary                                        28,893         22,100
                                                    =======        =======
      Fully Diluted                                  28,893         25,643
                                                    =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                            TREX MEDICAL CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Six Months Ended
                                                   ------------------------
                                                    March 29,     March 30,
    (In thousands except per share amounts)              1997          1996
    ------------------------------------------------------------------------
    Revenues (includes $7,851 and $2,512 from
      affiliated companies; Note 2)                  $113,557      $ 66,829
                                                     --------      --------

    Costs and Operating Expenses:
      Cost of revenues (includes $4,890 and
        $1,182 for affiliated companies
        revenues; Note 2)                              70,354        37,592
      Selling, general, and administrative
        expenses                                       19,464        13,695
      Research and development expenses (Note 2)       12,344         8,170
                                                     --------      --------
                                                      102,162        59,457
                                                     --------      --------

    Operating Income                                   11,395         7,372

    Interest Income                                       995           440
    Interest Expense, Related Party                      (168)         (872)
    Other Income, Net                                     214            35
                                                     --------      --------
    Income Before Provision for Income Taxes           12,436         6,975
    Provision for Income Taxes                          5,784         3,241
                                                     --------      --------
    Net Income                                       $  6,652      $  3,734
                                                     ========      ========
    Earnings per Share                               $    .23      $    .17
                                                     ========      ========
    Weighted Average Shares                            28,759        21,547
                                                     ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.




                                        5PAGE

                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Six Months Ended
                                                    ----------------------
                                                    March 29,    March 30,
    (In thousands)                                       1997         1996
    ----------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  6,652     $  3,734
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                 2,376        1,463
          Provision for losses on accounts receivable      53           51
          Other noncash items                               6          (82)
          Changes in current accounts:
            Accounts receivable                        (4,164)      (4,050)
            Inventories                                (8,073)      (1,948)
            Other current assets                          519         (771)
            Accounts payable                            1,729          290
            Other current liabilities                   2,269        3,138
          Other                                           (73)           -
                                                     --------     --------
    Net cash provided by operating activities           1,294        1,825
                                                     --------     --------
    Investing Activities:
      Purchases of property, plant, and equipment      (3,063)      (1,505)
      Proceeds from sale of property, plant, and
        equipment                                           -           35
                                                     --------     --------
    Net cash used in investing activities              (3,063)      (1,470)
                                                     --------     --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 3)                           4,119       18,688
      Other                                               (24)           -
                                                     --------     --------
    Net cash provided by financing activities           4,095       18,688
                                                     --------     --------
    Increase in Cash and Cash Equivalents               2,326       19,043
    Cash and Cash Equivalents at Beginning of
      Period                                           33,966          202
                                                     --------     --------
    Cash and Cash Equivalents at End of Period       $ 36,292     $ 19,245
                                                     ========     ========

    Noncash Activities:
      Issuance of subordinated convertible note
        to parent company                            $      -     $ 42,000
      Conversion of subordinated convertible
        note by parent company                       $      -     $  3,000


    The accompanying notes are an integral part of these consolidated financial statements.

                                        6PAGE

                            TREX MEDICAL CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three- and six-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the six-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

    2.  Transactions With Affiliated Companies

        Revenues from affiliated companies in the accompanying statement of income includes $3,950,000 and $7,830,000 during the three- and six-month periods ended March 29, 1997, respectively, for sales of laser systems to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the majority owner of the Company. During the three- and six-month periods ended March 30, 1996, the Company sold laser systems to ThermoLase for aggregate revenues of $1,890,000 and $2,240,000, respectively.

        The Company was charged $500,000 and $1,000,000 by ThermoTrex in the three- and six-month periods ended March 29, 1997, respectively, for research and development services provided under a license agreement. The Company was charged $450,000 and $900,000 under this agreement in the three- and six-month periods ended March 30, 1996, respectively.

        During the three- and six-month periods ended March 29, 1997, the Company purchased high-transmission cellular grids valued at $239,000 and $482,000, respectively, from the Tecomet division of Thermo Electron Corporation, the majority owner of ThermoTrex, under a design and production arrangement. No such purchases were made during the six months ended March 30, 1996.

    3.  Sale of Common Stock

        In December 1996, the Company issued 300,000 shares of its common stock in a private placement at $14.50 per share, for net proceeds of approximately $4,119,000. Following the private placement, ThermoTrex owned 79% of the Company's outstanding common stock.

                                        7PAGE

                            TREX MEDICAL CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company designs, manufactures, and markets mammography equipment and minimally invasive stereotactic breast-biopsy systems, general-purpose radiography (X-ray) equipment, and X-ray imaging systems used for cardiac catheterization and angiography, as well as radiographic/ fluoroscopic procedures. The Company sells its systems worldwide principally through a network of independent dealers. In addition, the Company manufactures mammography and radiography systems as an original equipment manufacturer (OEM) for other medical equipment companies such as United States Surgical Corporation, General Electric Company, Inc., and the Philips Medical Systems North America Company subsidiary of Philips N.V. The Company has four operating units: Lorad, a manufacturer of mammography and stereotactic breast-biopsy systems; Bennett X-Ray Corporation, a manufacturer of general-purpose X-ray and mammography equipment; XRE Corporation, a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions; and Continental X-Ray Corporation, a manufacturer of general-purpose and specialized X-ray systems.

        The Company conducts all of its manufacturing operations in the United States and sells its products on a worldwide basis. The Company anticipates that an increasing percentage of its revenues will be from export sales. The Company's export sales are denominated in U.S. dollars; however, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies.

    Results of Operations

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996

        Revenues increased 71% to $58.6 million in the second quarter of fiscal 1997 from $34.3 million in the second quarter of fiscal 1996, primarily due to the inclusion of $17.6 million in revenues from Continental, acquired in September 1996, and XRE, acquired in May 1996. Revenues at Lorad increased 23% to $27.7 million in fiscal 1997 from

                                        8PAGE

                            TREX MEDICAL CORPORATION

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996 (continued)

    $22.5 million in fiscal 1996 as a result of increased sales of higher-priced mammography systems, as well as lasers sold to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation.

        The gross profit margin declined to 37% in the second quarter of fiscal 1997 from 44% in the second quarter of fiscal 1996, primarily due to the mix of products sold at Lorad and Bennett, as well as the inclusion of lower-margin revenues at Continental.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 17% in the second quarter of fiscal 1997 from 20% in the second quarter of fiscal 1996, primarily due to increased revenues at Lorad and, to a lesser extent, Bennett. Research and development expenses of $6.1 million in fiscal 1997, compared with $4.1 million in fiscal 1996, reflect the inclusion of $2.0 million of expense at XRE and Continental and the Company's continued efforts to develop and commercialize new products, including the full-breast digital mammography system and direct-detection X-ray sensor, as well as enhancements of existing systems.

        Interest income in the second quarter of fiscal 1997 represents interest earned on the invested proceeds from the Company's initial public offering of common stock in July 1996, net of cash paid for the September 1996 acquisition of Continental. Interest expense, related party, represents interest associated with the $42.0 million principal amount 4.2% subordinated convertible note issued to ThermoTrex. Interest expense decreased in fiscal 1997, compared with fiscal 1996, as a result of the conversion by ThermoTrex of $34.0 million principal amount in fiscal 1996.

        The effective tax rate was 47% in the second quarter of fiscal 1997 and fiscal 1996. The effective tax rate exceeds the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996

        Revenues increased 70% to $113.6 million in the first six months of fiscal 1997 from $66.8 million in the first six months of fiscal 1996, primarily due to the inclusion of $34.1 million in revenues from Continental, acquired in September 1996, and XRE, acquired in May 1996. Revenues at Lorad increased 25% to $54.7 million in fiscal 1997 from $43.8 million in fiscal 1996 as a result of increased sales of higher-priced mammography systems, increased sales of lasers to ThermoLase, and increased demand for biopsy systems.

        The gross profit margin declined to 38% in the first six months of fiscal 1997 from 44% in the first six months of fiscal 1996, primarily due to the mix of products sold at Lorad and Bennett, as well as the inclusion of lower-margin revenues at Continental.
                                        9PAGE

                            TREX MEDICAL CORPORATION

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996 (continued)

        Selling, general, and administrative expenses as a percentage of revenues decreased to 17% in the first six months of fiscal 1997 from 20% in the first six months of fiscal 1996, primarily due to increased revenues at Lorad and, to a lesser extent, lower advertising and other selling expenses at Bennett. Research and development expenses of $12.3 million in fiscal 1997, compared with $8.2 million in fiscal 1996, reflect the inclusion of $3.7 million of expense at XRE and Continental and the Company's continued efforts to develop and commercialize new products, including the full-breast digital mammography system and direct-detection X-ray sensor, as well as enhancements of existing systems.

        Interest income in the first six months of fiscal 1997 represents interest earned on the invested proceeds from the Company's initial public offering of common stock in July 1996, net of cash paid for the September 1996 acquisition of Continental. Interest expense, related party, represents interest associated with the $42.0 million principal amount 4.2% subordinated convertible note issued to ThermoTrex. Interest expense decreased in fiscal 1997, compared with fiscal 1996, as a result of the conversion by ThermoTrex of $34.0 million principal amount in fiscal 1996.

        The effective tax rate was 46.5% in the first six months of fiscal 1997 and fiscal 1996. The effective tax rate exceeds the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

    Liquidity and Capital Resources

        Consolidated working capital was $69.8 million at March 29, 1997, compared with $59.8 million at September 28, 1996. Included in working capital are cash and cash equivalents of $36.3 million at March 29, 1997, compared with $34.0 million at September 28, 1996.

        Net cash provided by operating activities was $1.3 million in the first six months of fiscal 1997. During this period, $8.1 million and $4.2 million of cash was used to fund increases in inventories and accounts receivable, respectively. The increase in inventories primarily represents materials required for commitments under an OEM agreement and higher inventory levels in support of the Company's increased sales. The Company began shipping products under the OEM agreement in March 1997 and expects to continue to ship under this agreement throughout fiscal 1997. The increase in accounts receivable results primarily from the timing of second quarter shipments at XRE.

        The Company expended $3.1 million for property, plant, and equipment in the first six months of fiscal 1997 and expects to make capital expenditures of approximately $2.8 million during the remainder of the fiscal year.

                                       10PAGE

                            TREX MEDICAL CORPORATION

        In December 1996, the Company issued 300,000 shares of its common stock in a private placement for net proceeds of approximately $4.1 million.

        Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for any acquisition of a business or technology. The Company expects that it will finance any such acquisitions through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from ThermoTrex or Thermo Electron Corporation, although it has no agreement with these companies to ensure funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On March 12, 1997, at the Annual Meeting of Stockholders, the stockholders elected ten incumbent directors to a one-year term expiring in 1998. The Directors elected at the meeting were: Dr. Elias P. Gyftopoulos, Mr. Robert C. Howard, Mr. Hal Kirshner, Mr. Earl R. Lewis, Mr. James W. May Jr., Ms. Hutham S. Olayan, Mr. Anthony J. Pellegrino, Mr. Firooz Rufeh, Dr. Kenneth Y. Tang, and Mr. Gary S. Weinstein. Each director received 25,819,309 shares voted in favor of his or her election and 16,839 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

        At the Annual Meeting of Stockholders, the stockholders also approved a proposal to adopt an employees' stock purchase plan and to reserve 100,000 shares of the Company's common stock for issuance thereunder as follows: 25,791,512 shares voted in favor of the proposal, 36,243 shares voted against the proposal, and 8,393 shares abstained. No broker nonvotes were recorded on the proposal.

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.




                                       11PAGE

                            TREX MEDICAL CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of May 1997.

                                            TREX MEDICAL CORPORATION



                                            Paul F. Kelleher
                                            ---------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            ---------------------
                                            John N. Hatsopoulos
                                            Vice President and Chief
                                              Financial Officer


















                                       12PAGE

                            TREX MEDICAL CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number    Description of Exhibit
    -----------------------------------------------------------------------

      11      Statement re: Computation of earnings per share.

      27      Financial Data Schedule.