Form 10-Q
period 1997-06-28
TREX MEDICAL CORP
filed 1997-08-01
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at July 25, 1997
        ----------------------------      ----------------------------
        Common Stock, $.01 par value               28,892,630
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            TREX MEDICAL CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     June 28,  September 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 30,232       $ 33,966
      Accounts receivable, less allowances
        of $1,291 and $1,264                           41,584         29,104
      Inventories:
        Raw materials and supplies                     27,295         20,513
        Work in process                                11,509          9,218
        Finished goods                                  5,128          3,279
      Prepaid expenses                                  1,182          1,316
      Prepaid income taxes                              5,712          5,712
                                                     --------       --------
                                                      122,642        103,108
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            22,068         17,259
      Less: Accumulated depreciation and
            amortization                                5,539          3,489
                                                     --------       --------
                                                       16,529         13,770
                                                     --------       --------

    Cost in Excess of Net Assets of Acquired
      Companies                                        82,406         83,972
                                                     --------       --------
                                                     $221,577       $200,850
                                                     ========       ========

                                        2PAGE

                            TREX MEDICAL CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 28,  September 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $ 14,305       $ 12,598
      Accrued payroll and employee benefits             3,976          4,616
      Accrued income taxes                              8,359          2,010
      Accrued warranty costs                            5,996          5,344
      Customer deposits                                 3,513          3,414
      Accrued commissions                               3,326          1,938
      Other accrued expenses                            9,433         10,265
      Due to affiliated companies                         700          3,089
                                                     --------       --------
                                                       49,608         43,274
                                                     --------       --------
    Deferred Income Taxes                                 170            170
                                                     --------       --------
    Long-term Obligations:
      4.2% Subordinated convertible note, due to
        parent company                                  8,000          8,000
      Other                                                71            109
                                                     --------       --------
                                                        8,071          8,109
                                                     --------       --------

    Shareholders' Investment (Note 3):
      Common stock, $.01 par value, 50,000,000
        shares authorized; 28,892,630 and
        28,592,630 shares issued and outstanding          289            286
      Capital in excess of par value                  143,783        139,667
      Retained earnings                                19,656          9,344
                                                     --------       --------
                                                      163,728        149,297
                                                     --------       --------
                                                     $221,577       $200,850
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            TREX MEDICAL CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                   -----------------------
                                                   June 28,       June 29,
    (In thousands except per share amounts)            1997           1996
    ----------------------------------------------------------------------
    Revenues (includes $2,604 and $3,100 from
      affiliated companies; Note 2)                 $58,103        $36,681
                                                    -------        -------

    Costs and Operating Expenses:
      Cost of revenues (includes $1,554 and
        $1,506 for affiliated companies
        revenues; Note 2)                            34,818         20,720
      Selling, general, and administrative
        expenses                                     10,786          6,835
      Research and development expenses (Note 2)      6,164          4,775
                                                    -------        -------
                                                     51,768         32,330
                                                    -------        -------

    Operating Income                                  6,335          4,351

    Interest Income                                     437            176
    Interest Expense, Related Party                     (84)          (412)
    Other Income (Expense), Net                         188            (28)
                                                    -------         ------
    Income Before Provision for Income Taxes          6,876          4,087
    Provision for Income Taxes                        3,216          1,918
                                                    -------        -------
    Net Income                                      $ 3,660        $ 2,169
                                                    =======        =======
    Earnings per Share:
      Primary                                       $   .13        $   .10
                                                    =======        =======
      Fully diluted                                 $   .13        $   .09
                                                    =======        =======
    Weighted Average Shares:
      Primary                                        28,893         22,386
                                                    =======        =======
      Fully diluted                                  28,893         25,694
                                                    =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                            TREX MEDICAL CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Nine Months Ended
                                                     ----------------------
                                                     June 28,      June 29,
    (In thousands except per share amounts)              1997          1996
    -----------------------------------------------------------------------
    Revenues (includes $10,455 and $5,612 from
      affiliated companies; Note 2)                  $171,661      $103,510
                                                     --------      --------

    Costs and Operating Expenses:
      Cost of revenues (includes $6,360 and
        $2,688 for affiliated companies
        revenues; Note 2)                             105,173        58,312
      Selling, general, and administrative
        expenses                                       30,249        20,530
      Research and development expenses (Note 2)       18,508        12,945
                                                     --------      --------
                                                      153,930        91,787
                                                     --------      --------

    Operating Income                                   17,731        11,723

    Interest Income                                     1,431           616
    Interest Expense, Related Party                      (252)       (1,284)
    Other Income, Net                                     402             7
                                                     --------      --------
    Income Before Provision for Income Taxes           19,312        11,062
    Provision for Income Taxes                          9,000         5,159
                                                     --------      --------
    Net Income                                       $ 10,312      $  5,903
                                                     ========      ========
    Earnings per Share:
      Primary                                        $    .36      $    .27
                                                     ========      ========
      Fully diluted                                  $    .36      $    .26
                                                     ========      ========
    Weighted Average Shares:
      Primary                                          28,804        21,839
                                                     ========      ========
      Fully diluted                                    28,804        25,310
                                                     ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Nine Months Ended
                                                     ---------------------
                                                     June 28,     June 29,
    (In thousands)                                       1997         1996
    ----------------------------------------------------------------------
    Operating Activities:
      Net income                                     $ 10,312     $  5,903
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                 3,716        2,302
          Provision for losses on accounts receivable     133           88
          Other noncash items                               6          (85)
          Changes in current accounts, excluding the
            effects of acquisition:
              Accounts receivable                     (12,613)      (2,964)
              Inventories                             (10,922)      (2,518)
              Other current assets                        134       (4,006)
              Accounts payable                          1,707         (438)
              Other current liabilities                 4,627        6,498
          Other                                           (73)           -
                                                     --------     --------
    Net cash provided by (used in) operating
      activities                                       (2,973)       4,780
                                                     --------     --------

    Investing Activities:
      Acquisition, net of cash acquired                     -      (18,817)
      Purchases of property, plant, and equipment      (4,842)      (2,515)
      Proceeds from sale of property, plant, and
        equipment                                           -           46
                                                     --------     --------
    Net cash used in investing activities              (4,842)     (21,286)
                                                      -------     --------

    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 3)                           4,119       18,688
      Other                                               (38)          (5)
                                                     --------     --------
    Net cash provided by financing activities           4,081       18,683
                                                     --------     --------
    Increase (Decrease) in Cash and Cash
      Equivalents                                      (3,734)       2,177
    Cash and Cash Equivalents at Beginning of
      Period                                           33,966          202
                                                     --------     --------
    Cash and Cash Equivalents at End of Period       $ 30,232     $  2,379
                                                     ========     ========

                                        6PAGE

                            TREX MEDICAL CORPORATION

                                   (Unaudited)


                                                       Nine Months Ended
                                                     ---------------------
                                                     June 28,     June 29,
    (In thousands)                                       1997         1996
    ----------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired Company       $      -      $28,956
      Cash paid for acquired Company                        -      (18,878)
                                                     --------     --------
        Liabilities assumed of acquired Company      $      -     $ 10,078
                                                     ========     ========

      Issuance of subordinated convertible note
        to parent company                            $      -     $ 42,000
      Conversion of subordinated convertible
        note by parent company                       $      -     $  3,000


    The accompanying notes are an integral part of these consolidated financial statements.

                                        7PAGE

                            TREX MEDICAL CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and nine-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the nine-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Transactions With Affiliated Companies

        Revenues from affiliated companies in the accompanying statement of income includes $2,597,000 and $10,427,000 during the three- and nine-month periods ended June 28, 1997, respectively, for sales of laser systems to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the majority owner of the Company. During the three- and nine-month periods ended June 29, 1996, the Company sold laser systems to ThermoLase for aggregate revenues of $3,010,000 and $5,250,000, respectively.

        The Company was charged $500,000 and $1,500,000 by ThermoTrex in the three- and nine-month periods ended June 28, 1997, respectively, for research and development services provided under a license agreement. The Company was charged $450,000 and $1,350,000 under this agreement in the three- and nine-month periods ended June 29, 1996, respectively.

        During the three- and nine-month periods ended June 28, 1997, the Company purchased high-transmission cellular (HTC) grids valued at $127,000 and $609,000, respectively, from the Tecomet division of Thermo Electron Corporation, the majority owner of ThermoTrex, under a design and production arrangement. During the three- and nine-month periods ended June 29, 1996, the Company purchased HTC grids valued at $93,000.

    3.  Sale of Common Stock

        In December 1996, the Company sold 300,000 shares of its common stock at $14.50 per share, for net proceeds of approximately $4,119,000. Following the sale, ThermoTrex owned 79% of the Company's outstanding common stock.
                                        8PAGE

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

    Results of Operations

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996

        Revenues increased 58% to $58.1 million in the third quarter of fiscal 1997 from $36.7 million in the third quarter of fiscal 1996. Revenues increased $16.5 million as a result of the acquisitions of Continental in September 1996 and XRE in May 1996. Revenues at Lorad
                                        9PAGE

                            TREX MEDICAL CORPORATION

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996
    (continued)

    increased 13% in fiscal 1997, primarily as a result of increased sales of higher-priced mammography systems.

        The gross profit margin declined to 40% in the third quarter of fiscal 1997 from 44% in the third quarter of fiscal 1996, primarily due to the mix of products sold at Lorad, as well as the inclusion of lower-margin revenues at Continental.

        Selling, general, and administrative expenses as a percentage of revenues remained constant at 19% in the third quarter of fiscal 1997 and fiscal 1996. Research and development expenses increased to $6.2 million in fiscal 1997 from $4.8 million in fiscal 1996. Research and development expenses increased $1.7 million due to the acquisitions of XRE and Continental, offset in part by lower expenses at Lorad due to the acceleration of product development expenses in 1996 for the Company's M-IV mammography system. Research and development expenses reflect the Company's continued efforts to develop and commercialize new products, including the full-breast digital mammography system and direct-detection X-ray sensor, as well as enhancements of existing systems.

        Interest income in the third quarter of fiscal 1997 primarily represents interest earned on the invested proceeds from the Company's initial public offering of common stock in July 1996, net of cash paid for the September 1996 acquisition of Continental. Interest expense, related party, represents interest associated with the $42.0 million principal amount 4.2% subordinated convertible note issued to ThermoTrex. Interest expense decreased in fiscal 1997, compared with fiscal 1996, as a result of the conversion by ThermoTrex of $34.0 million principal amount, primarily in the fourth quarter of fiscal 1996.

        The effective tax rate was 47% in the third quarter of fiscal 1997 and fiscal 1996. The effective tax rate exceeds the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

    First Nine Months Fiscal 1997 Compared With First Nine Months Fiscal 1996

        Revenues increased 66% to $171.7 million in the first nine months of fiscal 1997 from $103.5 million in the first nine months of fiscal 1996. Revenues increased $50.7 million as a result of the acquisitions of Continental in September 1996 and XRE in May 1996. Revenues at Lorad increased 21% in fiscal 1997 as a result of increased sales of higher-priced mammography systems, increased sales of lasers to ThermoLase, and increased demand for biopsy systems.

        The gross profit margin declined to 39% in the first nine months of fiscal 1997 from 44% in the first nine months of fiscal 1996, primarily due to the mix of products sold at Lorad, as well as the inclusion of lower-margin revenues at Continental.

                                       10PAGE

                            TREX MEDICAL CORPORATION

    First Nine Months Fiscal 1997 Compared With First Nine Months Fiscal 1996 (continued)

        Selling, general, and administrative expenses as a percentage of revenues decreased to 18% in the first nine months of fiscal 1997 from 20% in the first nine months of fiscal 1996, primarily due to increased revenues at Lorad and Bennett and, to a lesser extent, lower advertising and other selling expenses at Bennett. Research and development expenses increased to $18.5 million in fiscal 1997 from $12.9 million in fiscal 1996. Research and development expenses increased $5.4 million due to the acquisitions of XRE and Continental, and reflect the Company's continued efforts to develop and commercialize new products, including the full-breast digital mammography system and direct-detection X-ray sensor, as well as enhancements of existing systems.

        Interest income in the first nine months of fiscal 1997 primarily represents interest earned on the invested proceeds from the Company's initial public offering of common stock in July 1996, net of cash paid for the September 1996 acquisition of Continental. Interest expense, related party, represents interest associated with the $42.0 million principal amount 4.2% subordinated convertible note issued to ThermoTrex. Interest expense decreased in fiscal 1997, compared with fiscal 1996, as a result of the conversion by ThermoTrex of $34.0 million principal amount, primarily in the fourth quarter of fiscal 1996.

        The effective tax rate was 47% in the first nine months of fiscal 1997 and fiscal 1996. The effective tax rate exceeds the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

    Liquidity and Capital Resources

        Consolidated working capital was $73.0 million at June 28, 1997, compared with $59.8 million at September 28, 1996. Included in working capital are cash and cash equivalents of $30.2 million at June 28, 1997, compared with $34.0 million at September 28, 1996.

        Net cash used in operating activities was $3.0 million in the first nine months of fiscal 1997. During this period, $10.9 million and $12.6 million of cash was used to fund increases in inventories and accounts receivable, respectively. Inventories increased primarily to support the Company's increased sales, new product introductions at Bennett and Lorad, and, to a lesser extent, materials required for commitments under an OEM agreement. The increase in accounts receivable resulted primarily from the timing of third quarter shipments at Lorad, as well as the Company's increased sales to international customers, which have longer payment cycles.

        The Company expended $4.8 million for property, plant, and equipment in the first nine months of fiscal 1997 and expects to make capital expenditures of approximately $1.1 million during the remainder of the fiscal year.

                                       11PAGE

                            TREX MEDICAL CORPORATION

        In December 1996, the Company issued 300,000 shares of its common stock in a private placement for net proceeds of approximately $4.1 million.

        Although the Company generally expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for any acquisition of a business or technology. The Company expects that it will finance any such acquisitions through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from ThermoTrex or Thermo Electron Corporation, although it has no agreement with these companies to ensure funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                       12PAGE

                            TREX MEDICAL CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 1st day of August 1997.

                                            TREX MEDICAL CORPORATION



                                            Paul F. Kelleher
                                            --------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            --------------------
                                            John N. Hatsopoulos
                                            Vice President and Chief
                                              Financial Officer

                                       13PAGE

                            TREX MEDICAL CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number    Description of Exhibit
    -----------------------------------------------------------------------

      11      Statement re: Computation of Earnings per Share.

      27      Financial Data Schedule.