Form 10-K
period 1997-09-27
TREX MEDICAL CORP
filed 1997-12-05
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                     --------------------------------------
                                    FORM 10-K
    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended September 27, 1997.

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          and Exchange Act of 1934.

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
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000

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

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 31, 1997, was approximately $74,638,000.

    As of October 31, 1997, the Registrant had 28,894,630 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 27, 1997, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        Trex Medical Corporation (the Company or the Registrant) designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems used for the detection of breast cancer, as well as general-purpose X-ray equipment. In addition, the Company manufactures specialized X-ray equipment, including imaging systems used during diagnostic and interventional vascular and cardiac procedures such as balloon angioplasty, and radiographic/fluoroscopic (R/F) systems used to diagnose gastrointestinal (GI) disorders and other conditions.

        The Company, incorporated in September 1995 as a subsidiary of ThermoTrex Corporation (ThermoTrex), consists of four operating units:
    Lorad, Bennett X-Ray Corporation (Bennett), XRE Corporation (XRE), and Continental X-Ray Corporation (Continental). Through its Lorad division, the Company manufactures and markets mammography and minimally invasive digital breast-biopsy systems, which provide a cost-effective, less-invasive alternative to open surgery for the biopsy of suspicious breast lesions. Bennett's primary product line consists of general-purpose X-ray equipment, but Bennett also manufactures mammography systems, a digital breast-biopsy system, and X-ray units used by chiropractors and veterinarians. XRE manufactures and markets X-ray imaging systems used by interventional cardiologists in the diagnosis and treatment of blockages in coronary arteries and other vessels. In October 1997, XRE acquired substantially all of the assets, subject to certain liabilities, of Digitec Corporation, a manufacturer of physiological-monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures. Continental manufactures and markets a broad line of high-end general-purpose X-ray systems, as well as specialized units, including R/F systems used to diagnose GI disorders. In addition, Continental manufactures electrophysiology products that aid doctors in diagnosing and treating cardiac arrhythmia.

        The Company also manufactures the specialized hair-removal lasers purchased by its sister company, ThermoLase Corporation, another majority-owned subsidiary of ThermoTrex, and nondestructive testing systems, which are used by the military to test aircraft for stress fractures and other defects.

        The Company is currently developing a full-field digital mammography system that is intended to be capable of higher image quality. The system is designed to enhance the X-ray image through software and to allow near-real-time analysis. The Company expects that it will be possible to electronically transmit these images to allow off-site analysis by another radiologist. The Company believes this technology may also provide better images of dense breast tissue, which is often found in younger women. The Company has collected clinical data that was submitted in December 1997 with the Company's 510(k) application to the U.S. Food and Drug Administration (FDA), which must grant market clearance before this system can be sold commercially. The Company has designed its new,

                                        2PAGE
    high-end conventional mammography systems so that radiologists can upgrade to digital technology when it becomes available. The Company believes that the digital-imaging technology being developed for this system may be adaptable to its general-purpose and specialized X-ray systems, and the Company will seek to develop applications in these markets. The Company is also working on a more advanced version of its digital technology, which incorporates a flat-panel, direct-digital detector and could provide still more information for earlier diagnoses.

        As of September 27, 1997, ThermoTrex, a publicly traded subsidiary of Thermo Electron Corporation (Thermo Electron), owned 22,883,798 shares of the common stock of the Company, representing 79% of such stock outstanding. In addition to the Company's products, ThermoTrex supplies laser-based hair-removal services and personal-care products through its ThermoLase subsidiary. Thermo Trex also conducts advanced technology research in the areas of communications, avionics, X-ray detection, and lasers. Thermo Electron is a world leader in environmental-monitoring and analysis instruments, papermaking and recycling equipment, biomedical products such as heart-assist devices, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

        ThermoTrex intends, for the foreseeable future, to maintain at least 50% ownership of the Company. This may require ThermoTrex to purchase additional shares of the Company's common stock from time to time, as the number of the Company's outstanding shares increases. These or any other purchases may be made either in the open market or directly from the Company. See Notes 4 and 7 to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders for a description of outstanding stock options and convertible note.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company conducts its business in one industry segment.

                                        3PAGE

    (c) Description of Business

        (i) Principal Services and Products

    Breast Cancer Detection

        Mammography Systems. Through Lorad and Bennett, the Company designs, manufactures, and markets mammography systems that are generally differentiated on the basis of price and performance. The Company's high-end models are the Lorad M-IV and the Bennett Contour Plus. Many of the Lorad M-IV's features were developed in response to user demands, including the ability to be upgraded to accept the full-field digital-imaging technology being developed by the Company, when available. The Bennett Contour Plus is also upgradable for digital imaging and offers a patented tilt C-arm that permits the system to tilt toward or away from the patient to aid in imaging breast tissue. The Company also offers two lower-priced models and two mobile mammography systems.

        The Company has collected clinical data using its prototype full-field digital mammography system. In December 1997, the Company submitted data collected using its prototypes to the FDA, which must grant market clearance before the Company can commercially market its full-field digital-imaging system.

        The Company is currently developing a next-generation full-field digital mammography system, which would replace the film with a solid-state detector capable of directly recording the X-ray image in an electronic format. The system is designed to substantially increase image contrast without a significant decrease in image resolution.

        The Company believes that demand in the market for mammography systems is driven primarily by technological innovation that results in better image quality. Although growth of the installed base has slowed, demand for new systems continues as older models are replaced with those offering technological innovations. In addition, the Company believes that the market outside the United States will grow as more countries adopt mammography quality standards similar to those adopted in the United States.

        Minimally Invasive Digital Breast-biopsy Systems. The Company offers a variety of minimally invasive digital breast-biopsy systems, manufactured by Lorad and Bennett, that provide an alternative to surgical biopsy. These digital breast-biopsy systems were introduced to address the disadvantages of open surgical biopsy and can be performed on an outpatient basis under local anesthetic.

        The Company offers a dedicated prone table, the StereoGuide(R), for customers that perform a significant number of biopsy procedures. With the dedicated prone table, the patient lies down with her breast suspended through an aperture in the table. X-ray imaging equipment and a needle-gun attachment (not manufactured by the Company) are mounted below the table. Patients on the prone table are more comfortable, increasing the likelihood they will remain still during the procedure, and cannot

                                        4PAGE
    see the needle being inserted in the breast, reducing the chance of fainting. The typical cost of a minimally invasive breast-biopsy procedure is approximately one-third that of an open surgical biopsy. The Company's StereoGuide system is the subject of a lawsuit alleging infringement of a Fischer Imaging Corporation (Fischer) patent. See
    "Item 3 - Legal Proceedings."

        Since October 1995, when the Lorad division signed a multiyear, exclusive agreement with United States Surgical Corporation (U.S. Surgical), the Company has manufactured a modified version of the StereoGuide that is compatible with U.S. Surgical's Advanced Breast-biopsy Instrument (ABBI (TM)), a disposable component. U.S. Surgical markets this product as the ABBI system, which consists of the Company's digital guidance system and a specialized table that has been modified to accept the ABBI device. See "Dependency on a Single Customer."

        The Company also offers upright, add-on systems that can be attached to most of its mammography systems. Add-on systems principally consist of a needle-gun attachment that fits onto the mammography system in place of the breast-compression paddle. These systems enhance the functionality of a mammography system and are beneficial to customers who have only periodic demand for minimally invasive needle-biopsy procedures.

        The Company believes that the minimally invasive digital breast-biopsy system market will grow as the procedure becomes more widely accepted by the medical community and as pressures to contain healthcare costs increase.

    General-purpose Radiography

        The Company addresses the general-purpose X-ray market through its Bennett and Continental subsidiaries. Bennett designs, manufactures, and markets basic X-ray systems generally used in medical outpatient facilities, such as doctors' offices and surgi-care centers. Bennett has focused on this segment of the market by providing low-cost, reliable systems. Continental (and, to a lesser extent, Bennett) markets the more sophisticated and expensive X-ray systems typically used in hospitals and clinics. These include the two linear tomography systems marketed by the Company. The Company believes that for a number of applications its linear tomography systems may be a cost-effective alternative to computed tomography (CT) systems. In addition, Bennett manufactures and markets imaging systems designed specifically for chiropractors and veterinarians.

        The U.S. market for general-purpose X-ray systems is stable, and consists primarily of replacement sales as customers upgrade older equipment. The Company believes that the international market is substantially larger than the U.S. market and that the installed base of systems is still growing, particularly in developing countries. The Company has recently expanded its international sales efforts.

        The Company believes digital imaging will have significant application in the general-purpose and specialized X-ray markets and that

                                        5PAGE
    the technology it develops for its full-field digital imaging system may be adaptable to these applications. In general-purpose X-ray applications, the Company believes digital imaging will produce better quality images and reduce operating costs by eliminating the need for film, processing equipment, and chemicals. In addition, digital imaging will permit the electronic storage of images on magnetic or optical media, as well as the transmission of images to multiple locations. Furthermore, the Company believes digital imaging could make the image intensifiers, which are large and expensive components in certain imaging systems, obsolete.

    Cardiac Catheterization, Angiography, and Electrophysiology

        The Company's XRE subsidiary designs, manufactures, and markets cardiac catheterization laboratories (also called cath labs) and positioners for cardiovascular imaging systems. XRE's imaging equipment is used in cath labs where angiography (the examination of blood vessels using X-rays following the injection of a radiopaque contrast medium) is performed by an interventional cardiologist. XRE systems are designed to provide real-time images of peripheral blood vessels and of the heart and coronary arteries for physicians performing diagnostic and interventional procedures, such as balloon angioplasty.

        In recent years, significant advances have been made in the treatment of atherosclerosis, which can lead to a narrowing of the arteries, and other coronary artery diseases without extensive surgery. A common alternative treatment to open-heart bypass surgery is balloon angioplasty, a procedure in which a segment of a narrowed coronary artery is stretched by the inflation of a balloon introduced into the affected artery. A more recent development involves the permanent implantation of a device called a stent into the blood vessel in order to keep the restricted vessel open once it has been expanded by balloon angioplasty. The Company believes vascular and cardiovascular surgeons will increasingly use balloon angioplasty and these other less-invasive techniques to treat vascular diseases. These procedures are performed under the guidance of X-ray imaging such as that provided by the Company's equipment.

        XRE's products include the Unicath C cardiovascular imaging system, the Unicath LP biplane cardiovascular imaging system, and the Unicath SP, its newest single-plane cardiovascular imaging system, with enhanced features such as a larger X-ray tube and advanced image intensifier with Full-Frame(TM) Zoom to further improve the visualization of interventional devices such as stents.

        To complement its Unicath SP labs, XRE has developed a line of digital image-processing systems, workstations, and archive alternatives. XRE's new DVFX digital video filter system acquires, enhances, and displays high-resolution images at 30 frames per second to clearly image and freeze the motion of the heart. In October 1997, XRE acquired substantially all of the assets, subject to certain liabilities, of Digitec Corporation, a North Carolina-based manufacturer of physiological-monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures. The

                                        6PAGE
    digital-image management system integrates physiological data, acquired images, and other data to create a single source of patient information.

        In addition, the Company's Continental subsidiary designs, manufactures, and sells electrophysiology systems that are used in the diagnosis and treatment of cardiac arrhythmia, which is characterized by the sudden, erratic beating of the heart and can result in cardiac arrest.

    Radiographic/Fluoroscopic Systems

        Through its Continental subsidiary, the Company designs, manufactures, and markets radiographic/fluoroscopic (R/F) products. An R/F system is able to record dynamic events by capturing a series of images in a short period of time. For example, R/F systems are used for various gastrointestinal procedures to image in real-time the progress of a radiopaque ingested solution (typically barium) through the digestive tract.

        Continental produces R/F systems using advanced high-frequency generators that provide pulsed power, resulting in substantially reduced radiation exposure to the patient. Continental's R/F products include the DigiSpot (TM) 2000, a high-speed digital-imaging system that records the image in an electronic format, permitting the electronic storage of images on magnetic or optical media, and the transmission of images to multiple locations with image quality comparable to film-based systems.

    Other Products

        The Company uses its technological and manufacturing expertise to produce a number of other products.

        The Company's LPX-160 portable imaging system, based on the Company's medical imaging technology, is designed to produce high-resolution images of metals, composites, and plastics. Customers for this system have included the United States Air Force, several commercial airlines, and Canadian and American utilities.

        The Company manufactures the lasers used in ThermoLase Corporation's hair-removal process. ThermoLase is a publicly traded, majority-owned subsidiary of ThermoTrex. During fiscal 1997*, 1996, and 1995, sales of these lasers totaled $11,390,000, $8,549,000, and $350,000, respectively. The Company has committed to deliver additional laser systems and components to ThermoLase under this arrangement for approximately
    $6.0 million.

    * In September 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30. References to fiscal 1997, fiscal 1996, and fiscal 1995 herein are for the years ended September 27, 1997, and September 28, 1996, and the nine months ended September 30, 1995, respectively.

                                        7PAGE

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

    OEM Agreements

        In addition to manufacturing and marketing its own systems, the Company manufactures systems and system components as an OEM for other medical equipment companies such as U.S. Surgical and the GE Medical Systems division of General Electric Company (GE). See "Dependency on a Single Customer."

    Government Regulation

        The Company's products and its research, development, and manufacturing activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, medical devices are subject to rigorous FDA review. The federal Food, Drug, and Cosmetic Act, the Public Health Services Act, and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record-keeping, reporting, approval, advertising, and promotion of products such as those offered by the Company. Noncompliance with applicable requirements can result in fines, recalls, or seizures of products, total or partial suspension of production, and criminal prosecution.

        The Company is also subject to periodic inspections by the FDA, which audits the Company's compliance with current good manufacturing practices as set forth in the quality system regulation (QSR) during such inspections. Enforcement of QSR regulations has increased significantly in the last several years. In the event that the Company or any of its facilities was determined to be in noncompliance, and to the extent that the Company or such facility was unable to convince the FDA of the adequacy of its compliance, the FDA has the power to assert penalties or remedies, including a recall or temporary suspension of product shipments until compliance is achieved. Such penalties or remedies could have a material adverse effect on the Company's business and results of operations.

        The Company is also regulated by the FDA under the Radiation Control for Health and Safety Act of 1968 (Public Law 90-602), which specifically addresses radiation-emitting products. Under this law, the Company is responsible for submitting initial reports on all new X-ray systems that require certification to FDA performance standards, as well as annual reports and reports of accidental radiation occurrences.

                                        8PAGE

        Historically, the Company has been subject to recalls of certain of its products from time to time under Public Law 90-602. Under this law, the manufacturer must repair, replace, or refund the cost of any product that is not in compliance with the relevant performance standard.

        (ii) and (xi) New Products; Research and Development

        The Company maintains active programs for the development of new mammography and X-ray imaging systems. The Company's current development efforts are focused on the development of a full-field digital mammography system, X-ray sensors for flat-panel direct-detection digital-imaging technology, the enhancement of existing mammography products, and the introduction of an interventional radiology product. The Company believes that the digital-imaging technology developed for this system also may be adaptable to general-purpose and specialized X-ray systems.

        The Company is developing products based on flat-panel direct-detection digital-imaging technology being developed by scientists at ThermoTrex. ThermoTrex has granted the Company a fully paid, exclusive, worldwide, perpetual license to use such technology in the fields of mammography and general radiography. Under the terms of the license agreement with ThermoTrex, if the Company elects to fund approximately $6.0 million of the research and development in the fields of R/F, mobile C-arm fluoroscopy, and cardiography/angiography over a three-year period, the Company's license will be extended to cover such fields. As of September 27, 1997, the Company had cumulatively funded $3.8 million under the agreement.

        Research and development expenses of the Company were $24.7 million, $18.9 million, and $8.6 million for fiscal 1997, fiscal 1996, and the nine months ended September 30, 1995.

        (iii) Raw Materials

        Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

        (iv) Patents, Licenses, and Trademarks

        The Company's policy is to protect its intellectual property rights and to apply for patent protection when appropriate. The Company currently holds numerous issued United States patents expiring at various dates ranging from 2003 to 2014. The Company also has more than 10 applications pending for additional United States patents and a number of foreign counterparts for its patents in various foreign countries. Patent protection provides the Company with competitive advantages with respect to certain systems. The Company believes, however, that technical know-how and trade secrets are more important to its business than patent protection.

                                        9PAGE

        Competitors of the Company and other third parties hold issued patents and pending patent applications relating to imaging and other related technologies, and it is uncertain whether these patents and patent applications will require the Company to alter its products or processes, pay licensing fees, or cease certain activities. See information under the heading "Risks Associated With Pending and Threatened Patent Litigation" under the caption "Forward-looking Statements" in the Registrant's Fiscal 1997 Annual Report to Shareholders, which statements are incorporated herein by reference, and "Item 3 - Legal Proceedings."

        (v) Seasonal Influences

        There are no significant seasonal influences on the Company's sales of products and services.

        (vi) Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer

        Revenues from OEM sales of a modified design of the Company's stereotactic prone breast-biopsy system to U.S. Surgical accounted for 17% of the Company's total revenues in fiscal 1997.

        (viii) Backlog

        The backlog of firm orders was $54.3 million as of September 27, 1997, compared with $71.7 million as of September 28, 1996. The backlog at September 28, 1996, was affected by a build-up of new orders for the Company's M-IV mammography system, which the Company began shipping in late fiscal 1996, and the timing of certain orders received in late fiscal 1996. Accordingly, the Company does not believe that the decline in backlog is indicative of a trend. The Company anticipates that substantially all of the backlog at September 27, 1997, will be shipped during fiscal 1998.

        (ix) Government Contracts

        Not applicable.

        (x) Competition

        The healthcare industry in general, and the market for imaging products in particular, is highly competitive. The Company competes with a number of companies, many of which have substantially greater financial, marketing, and other resources than the Company. The Company's competitors include large companies such as GE, the Philips Medical Systems North America Company subsidiary of Philips N.V. (Philips), the Siemens Corporation subsidiary of Siemens AG (Siemens), Toshiba American Medical Systems, Inc., Toshiba America MRI, Inc., Shimadzu, and Picker

                                       10PAGE

    International, Inc., which compete in most diagnostic imaging modalities, including X-ray imaging. In addition, a significant portion of the Company's sales are to U.S. Surgical and GE through OEM arrangements. The products sold through such OEM agreements compete with those offered by the Company directly and through its independent dealers. The Company's StereoLoc II, Cytoguide, and StereoGuide breast-biopsy systems compete with products offered by GE, Fischer Imaging Corporation, and Philips, and with conventional surgical biopsy procedures. The Company competes primarily on the basis of product features, product performance, and reputation as well as price and service. The Company believes that competition is likely to increase as a result of healthcare cost-containment pressures and the development of alternative diagnostic and interventional technologies.

        (xii) Environmental Protection Regulations

        The Company believes that compliance with federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of September 27, 1997, the Company employed 1,041 persons.

    (d) Financial Information about Exports by Domestic Operations

        Financial information about exports by domestic operations is summarized in Note 8 to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                      Present Title (Fiscal Year First Became
    Name                       Age    Executive Officer)
    -------------------------------------------------------------------------
    Hal Kirshner               56     Chief Executive Officer, President,
                                        and Director (1995)
    John N. Hatsopoulos        63     Chief Financial Officer and Vice
                                        President (1995)
    John Brenna                51     Vice President (1997)
    Paul F. Kelleher           55     Chief Accounting Officer (1995)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified, or until earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with the Company or Thermo Electron. Mr. Kirshner was President of Lorad from February 1991 to April 1997. Mr. Brenna has been a Vice President since joining the Company in March 1996. Prior to joining the Company, Mr. Brenna was Director of Marketing, North America, for Philips Medical Systems, a position he held for seven years. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron but devote such time to the affairs of the Company as the Company's needs reasonably require.

                                       11PAGE

    Item 2. Properties

        The Company owns two office and manufacturing facilities: a 62,500-square-foot facility in Danbury, Connecticut, and a 143,000-square-foot facility in Broadview, Illinois. The Company leases a 120,000-square-foot office and manufacturing facility in Copiague, New York, under a lease expiring in 2005, a 156,000-square-foot office and manufacturing facility in Littleton, Massachusetts, under a lease expiring in 2012, and a 60,000-square-foot office and manufacturing facility in Danbury, Connecticut, under a lease expiring in 2007.

        The Company believes that its facilities are in good condition and are suitable and adequate to meet current needs.

    Item 3. Legal Proceedings

        In April 1992, Fischer Imaging Corporation (Fischer) commenced a lawsuit in the United States District Court, District of Colorado, against the Company's Lorad division, alleging that Lorad's prone breast-biopsy system infringes a Fischer patent on a precision mammographic needle-biopsy system. As of September 27, 1997, the Company had recognized aggregate revenues of approximately $107.1 million from the sale of such systems, of which $34.4 million represents sales prior to October 16, 1995. The suit requests a permanent injunction, treble damages, and attorneys' fees and expenses. If the Company is unsuccessful in defending this lawsuit, it may be enjoined from manufacturing and selling its prone breast-biopsy system without a license from Fischer. No assurance can be given that the Company will be able to obtain such a license, if required, on commercially reasonable terms, if at all. In addition, the Company may be subject to damages for past infringement. No assurance can be given as to the amount that the Company may eventually be required to pay in expenses or in such damages.

        In connection with the organization of the Company, ThermoTrex agreed to indemnify the Company for any and all cash damages in connection with the Fischer lawsuit with respect to sales of the Company's products occurring prior to October 16, 1995, when Lorad was transferred to the Company. Notwithstanding this indemnification, the Company would be required to report as an expense in its results of operations the full amount, including any reimbursable amount, of any damages in excess of the amount accrued (approximately $2 million as of September 27, 1997), with any indemnification payment it receives from ThermoTrex being treated as a contribution to shareholders' investment.

    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                                       12PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's Fiscal 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

                                       13PAGE

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

                                       14PAGE

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

                                       15PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: December 4, 1997                   TREX MEDICAL CORPORATION

                                             By:   Hal Kirshner
                                                   ------------------------
                                                   Hal Kirshner
                                                   President and Chief
                                                   Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 4, 1997.

    Signature                           Title
    ---------                           -----
    By: Hal Kirshner                President, Chief Executive Officer,
        ----------------------------    and Director
        Hal Kirshner

    By: John N. Hatsopoulos         Vice President and Chief Financial
        ----------------------------    Officer
        John N. Hatsopoulos

    By: Paul F. Kelleher            Chief Accounting Officer
        ----------------------------
        Paul F. Kelleher

    By: Gary S. Weinstein           Chairman of the Board and Director
        ----------------------------
        Gary S. Weinstein

    By: Dr. Elias P. Gyftopoulos    Director
        ----------------------------
        Dr. Elias P. Gyftopoulos

    By: John T. Keiser              Director
        ----------------------------
        John T. Keiser

    By: Dr. James W. May, Jr.       Director
        ----------------------------
        Dr. James W. May, Jr.

    By: Hutham S. Olayan            Director
        ----------------------------
        Hutham S. Olayan

    By:                             Director
        ----------------------------
        Firooz Rufeh

                                       16PAGE

                    Report of Independent Public Accountants

    To the Shareholders and Board of Directors of Trex Medical Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Trex Medical Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and we have issued our report thereon dated November 3, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                               Arthur Andersen LLP

    Boston, Massachusetts
    November 3, 1997

                                       17PAGE

  SCHEDULE II
                            TREX MEDICAL CORPORATION

                        Valuation And Qualifying Accounts
                                   (In thousands)


                           Balance  Provision
                                at    Charged  Accounts               Balance
                         Beginning         to   Written                at End
  Description            of Period    Expense       Off  Other (a)  of Period
  ---------------------  ---------  ---------  --------  ---------  ---------
  Allowance for
    Doubtful Accounts

  Year Ended
    September 27, 1997      $1,264     $  170   $ (136)    $    -      $1,298

  Year Ended
    September 28, 1996      $  870     $  273   $ (151)    $  272      $1,264

  Nine Months Ended
    September 30, 1995      $  525     $   25   $    -     $  320      $  870

  (a)Allowances of businesses acquired during the year as described in Note 2 to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders.

                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit
    -------------------------------------------------------------------------
      3.1 Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

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

     10.1 Corporate Services Agreement dated as of September 27, 1995, between Thermo Electron Corporation (Thermo Electron) and the Registrant (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (incorporated by reference herein from Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002]).

     10.3     Tax Allocation Agreement dated as of September 27,
              1995, between Thermo Electron and the Registrant (filed as Exhibit 10.3 to the Registrant's Registration
              Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.4 Master Repurchase Agreement dated as of September 27, 1995, between Thermo Electron and the Registrant.

     10.5 Master Guarantee Reimbursement Agreement dated as of September 27, 1995, between Thermo Electron and the Registrant (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.6 Master Guarantee Reimbursement and Loan Agreement dated as of September 27, 1995, between ThermoTrex and the Registrant (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

                                       19PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit
    -------------------------------------------------------------------------
     10.7     Purchase Agreement between General Electric Company and
              Bennett dated November 17, 1994 (filed as Exhibit 10.9
              to the Registrant's Registration Statement on Form S-1
              [Reg. No. 333-2926] and incorporated herein by reference).

     10.8 Agreement between Philips Medizin Systeme Unternehmensbereich der Philips GmbH and Bennett dated February 12, 1992 (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.9     Distributor Agreement between ThermoTrex and U.S.
              Surgical Corporation dated October 20, 1995, as amended (filed as Exhibit 10.11 to the Registrant's
              Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.10 Note Purchase and Sale Agreement dated as of October 2, 1995, between ThermoTrex and the Registrant (filed as Exhibit 10.12 to the Registrant's Registration
              Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.11 Lease dated as of September 15, 1995, by and among ThermoTrex and BK Realty Associates, L.P. and Calrob Realty Associates (filed as Exhibit 10.26 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10791] and incorporated herein by reference).

     10.12 Lease dated as of December 20, 1995, between Melvyn J. Powers and Mary P. Powers D/B/A M&M Realty and Lorad, as amended (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.13    Equity Incentive Plan of the Registrant (filed as
              Exhibit 10.15 to the Registrant's Registration
              Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.14    Deferred Compensation Plan for Directors of the
              Registrant (filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

                                       20PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit
    -------------------------------------------------------------------------
     10.15    Directors Stock Option Plan of the Registrant (filed as
              Exhibit 10.17 to the Registrant's Registration
              Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.16    Form of Indemnification Agreement for Officers and
              Directors (filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and ThermoTrex for services rendered to the Registrant or such affiliated corporations. Such plans were filed as Exhibits 10.21 through 10.45 to the Annual Report on Form 10-K of Thermo Electron for the fiscal year ended December 28, 1996 (File No. 1-8002) and as Exhibits
              10.14 through 10.18 to the Annual Report on Form 10-K of ThermoTrex for the fiscal year ended September 27, 1997 (File No. 1-10791) and are incorporated herein by reference.

     10.17 License Agreement between the Registrant and ThermoTrex dated as of October 16, 1995 (filed as Exhibit 10.88 to the Registrant's Registration Statement on Form S-1
              [Reg. No. 333-2926] and incorporated herein by reference).

     10.18 Amended and Restated Stock Holding Assistance Plan and Form of Promissory Note.

     10.19 Lease dated May 29, 1996, between John K. Grady, Trustee of Concord Associates Foster Street Trust and XRE Acquisition Corp. (filed as Exhibit 10.89 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.20 Asset Purchase Agreement dated September 4, 1996, by and among CXR Acquisition Corp., the Registrant, Continental X-Ray Corporation, Alphatek Corporation, Broadview Manufacturing Corporation, Haymarket Square Associates, Advanced Medical Imaging, Inc., Trans-Continental X-Ray Corporation, and the Stockholders and Partners thereof (filed as Exhibit
              10.21 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-15381] and incorporated herein by reference).

                                       21PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit
    -------------------------------------------------------------------------
     10.21    Letter Agreement dated January 13, 1997, between the
              Registrant and Philips Medical Systems (filed as
              Exhibit 10.1 to the Registrant's Quarterly Report on
              Form 10-Q for the quarter ended December 28, 1996, and incorporated herein by reference).

     10.22 Form of Purchase Order and Terms and Conditions for Purchases of Lasers by ThermoLase Corporation from the Registrant (filed as Exhibit 10.30 to ThermoLase's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-13104] and incorporated herein by reference).

     11       Statement re: Computation of Earnings per Share.

     13 Annual Report to Shareholders for the fiscal year ended September 27, 1997 (only those portions incorporated herein by reference).

     21       Subsidiaries of the Registrant.

     23       Consent of Arthur Andersen LLP.

     27       Financial Data Schedule.