Form 10-Q
period 1998-01-03
TREX MEDICAL CORP
filed 1998-02-04
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended January 3, 1998.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                 Outstanding at January 30, 1998
        ----------------------------     -------------------------------
        Common Stock, $.01 par value               28,894,630
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                            TREX MEDICAL CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   January 3,  September 27,
    (In thousands)                                       1998           1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 22,817       $ 36,490
      Accounts receivable, less allowances
        of $1,429 and $1,298                           53,987         44,774
      Inventories:
        Raw materials and supplies                     25,363         25,691
        Work in process                                14,591         12,755
        Finished goods                                  5,298          4,895
      Prepaid expenses                                  2,272            971
      Prepaid income taxes                              6,147          6,147
                                                     --------       --------
                                                      130,475        131,723
                                                     --------       --------
    Property, Plant, and Equipment, at Cost            23,890         22,687
      Less: Accumulated depreciation and
            amortization                                7,120          6,272
                                                     --------       --------
                                                       16,770         16,415
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 4)                               87,739         81,299
                                                     --------       --------
                                                     $234,984       $229,437
                                                     ========       ========










                                        2PAGE

                            TREX MEDICAL CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                   January 3,  September 27,
    (In thousands except share amounts)                  1998           1997
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $ 15,854       $ 13,900
      Accrued payroll and employee benefits             3,298          4,494
      Accrued income taxes (includes $1,594 and
        $7,458 due to parent company)                   7,350         10,835
      Accrued warranty costs                            5,781          5,740
      Accrued commissions                               4,745          3,721
      Customer deposits                                 2,648          3,074
      Other accrued expenses                           11,413          8,998
      Due to affiliated companies                       2,186          1,312
                                                     --------       --------
                                                       53,275         52,074
                                                     --------       --------

    Deferred Income Taxes                                 222            222
                                                     --------       --------
    Long-term Obligations:
      4.2% Subordinated convertible note, due to
        parent company                                  8,000          8,000
      Other                                                32             47
                                                     --------       --------
                                                        8,032          8,047
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.01 par value, 50,000,000
        shares authorized; 28,894,630 shares
        issued and outstanding                            289            289
      Capital in excess of par value                  144,787        144,787
      Retained earnings                                28,379         24,018
                                                     --------       --------
                                                      173,455        169,094
                                                     --------       --------
                                                     $234,984       $229,437
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                            TREX MEDICAL CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                  -------------------------
                                                 January 3,   December 28,
    (In thousands except per share amounts)            1998           1996
    -----------------------------------------------------------------------
    Revenues (includes $489 and $3,880 to
      affiliated companies; Note 2)                 $64,121        $54,915
                                                    -------        -------
    Costs and Operating Expenses:
      Cost of revenues (includes $219 and $2,426
        for affiliated companies revenues; Note 2)   37,110         33,450
      Selling, general, and administrative
        expenses                                     12,350          9,615
      Research and development expenses (Note 2)      7,503          6,206
                                                    -------        -------
                                                     56,963         49,271
                                                    -------        -------
    Operating Income                                  7,158          5,644

    Interest Income                                     446            486
    Interest Expense, Related Party                     (84)           (84)
    Other Income, Net                                     -             78
                                                    -------         ------
    Income Before Provision for Income Taxes          7,520          6,124
    Provision for Income Taxes                        3,159          2,838
                                                    -------        -------
    Net Income                                      $ 4,361        $ 3,286
                                                    =======        =======
    Basic and Diluted Earnings per Share (Note 3)   $   .15        $   .11
                                                    =======        =======
    Weighted Average Shares (Note 3):
      Basic                                          28,895         28,626
                                                    =======        =======
      Diluted                                        29,741         29,594
                                                    =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                                   ------------------------
                                                   January 3, December 28,
    (In thousands)                                       1998         1996
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  4,361     $  3,286
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                 1,491        1,146
          Provision for losses on accounts receivable     127           96
          Other noncash items                               -            6
          Changes in current accounts, excluding the
            effects of acquisition:
              Accounts receivable                      (9,079)      (1,276)
              Inventories                              (1,601)      (5,767)
              Other current assets                     (1,271)         251
              Accounts payable                          1,954        1,382
              Other current liabilities                (1,365)       2,411
                                                     --------     --------
    Net cash provided by (used in) operating
      activities                                       (5,383)       1,535
                                                     --------     --------
    Investing Activities:
      Acquisition, net of cash acquired (Note 4)       (7,174)           -
      Purchases of property, plant, and equipment      (1,101)      (1,431)
                                                     --------     --------
    Net cash used in investing activities              (8,275)      (1,431)
                                                     --------     --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock                                        -        4,119
      Other                                               (15)         (10)
                                                     --------     --------
    Net cash provided by (used in) financing
      activities                                          (15)       4,109
                                                     --------     --------
    Increase (Decrease) in Cash and Cash
      Equivalents                                     (13,673)       4,213
    Cash and Cash Equivalents at Beginning of
      Period                                           36,490       33,966
                                                     --------     --------
    Cash and Cash Equivalents at End of Period       $ 22,817     $ 38,179
                                                     ========     ========


                                        5PAGE

                            TREX MEDICAL CORPORATION

                                   (Unaudited)


                                                     Three Months Ended
                                                 --------------------------
                                                 January 3,   December 28,
    (In thousands)                                     1998           1996
    -----------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company     $  7,787       $      -
      Cash paid for acquired company                 (7,176)             -
                                                   --------       --------
      Liabilities assumed of acquired company      $    611       $      -
                                                   ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

















                                        6PAGE

                            TREX MEDICAL CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 3, 1998, and the results of operations and cash flows for the three-month periods ended January 3, 1998, and December 28, 1996. The Company's results of operations for the three-month periods ended January 3, 1998, and December 28, 1996, include 14 weeks and 13 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 27, 1997, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, filed with the Securities and Exchange Commission.

    2.  Transactions with Affiliated Companies

        Revenues from affiliated companies in the accompanying statement of income includes $441,000 and $3,880,000 during the three-month periods ended January 3, 1998, and December 28, 1996, respectively, for sales of laser systems and components to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the majority owner of the Company.

        The Company was charged $550,000 and $500,000 by ThermoTrex in the three-month periods ended January 3, 1998, and December 28, 1996, respectively, for research and development services provided under a license agreement.

        During the three-month periods ended January 3, 1998, and December 28, 1996, the Company purchased high-transmission cellular (HTC) grids valued at $119,000 and $243,000, respectively, from the Tecomet division of Thermo Electron Corporation, the majority owner of ThermoTrex, under a design and production arrangement.

                                        7PAGE

                            TREX MEDICAL CORPORATION

    3.  Earnings per Share

        During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated; however, basic and diluted earnings per share equals the Company's previously reported earnings per share for the fiscal 1997 period. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed assuming the conversion of the Company's convertible note and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects. Basic and diluted earnings per share were calculated as follows:

                                                     Three Months Ended
                                                  -------------------------
                                                 January 3,   December 28,
    (In thousands except per share amounts)            1998           1996
    -----------------------------------------------------------------------
    Basic
    Net income                                      $ 4,361        $ 3,286
                                                    -------        -------
    Weighted average shares                          28,895         28,626
                                                    -------        -------

    Basic earnings per share                        $   .15        $   .11
                                                    =======        =======

    Diluted
    Net income                                      $ 4,361        $ 3,286
    Effect of convertible note                           50             50
                                                    -------        -------
    Income available to common shareholders,
      as adjusted                                   $ 4,411        $ 3,336
                                                    -------        -------
    Weighted average shares                          28,895         28,626
    Effect of:
      Convertible note                                  679            679
      Stock options                                     167            289
                                                    -------        -------
    Weighted average shares, as adjusted             29,741         29,594
                                                    -------        -------
    Diluted earnings per share                      $   .15        $   .11
                                                    =======        =======

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of January 3, 1998, there were 351,000 of such options outstanding, with exercise prices ranging from $14.20 to $17.40 per share.


                                        8PAGE

                            TREX MEDICAL CORPORATION

    4.  Acquisition

        In October 1997, the Company's XRE subsidiary acquired substantially all of the assets, subject to certain liabilities, of Digitec Corporation, a North Carolina-based manufacturer of physiological-monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures, for approximately $7.2 million in cash, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that such post-closing adjustment will be material. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $7.1 million, which is being amortized over 15 years.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, filed with the Securities and Exchange Commission.

    Overview

        The Company designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems, general-purpose X-ray equipment, and specialized X-ray equipment, including imaging systems used during diagnostic and interventional vascular and cardiac procedures such as balloon angioplasty. The Company sells its systems worldwide principally through a network of independent dealers. In addition, the Company manufactures breast-biopsy and X-ray systems as an original equipment manufacturer (OEM) for other medical equipment companies such as United States Surgical Corporation and General Electric Company. The Company has four operating units: Lorad, a manufacturer of mammography and digital breast-biopsy systems; Bennett X-Ray Corporation, a manufacturer of general-purpose X-ray and mammography equipment; XRE Corporation, a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions; and Continental X-Ray Corporation, a manufacturer of general-purpose and specialized X-ray systems.

        The Company conducts all of its manufacturing operations in the United States and sells its products worldwide. The Company anticipates that an increasing amount of its revenues will be from export sales.

                                        9PAGE

                            TREX MEDICAL CORPORATION

    The Company's export sales are denominated in U.S. dollars; however, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies.

    Results of Operations

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997

        Revenues increased 17% to $64.1 million in the first quarter of fiscal 1998 from $54.9 million in the first quarter of fiscal 1997. Revenues increased $1.5 million as a result of the acquisition of Digitec Corporation in October 1997 (Note 4). Revenues increased 14% in fiscal 1998 due to increased sales at all of the Company's existing operations. Increased revenues at Lorad resulting from increased demand for breast-biopsy systems, mammography system upgrade components, and mobile X-ray systems were offset in part by a decline in sales of its laser systems and components to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation. Revenues also increased due to increased demand for XRE's catheterization labs and Bennett's mammography systems.

        The gross profit margin increased to 42% in the first quarter of fiscal 1998 from 39% in the first quarter of fiscal 1997, primarily due to an increase in higher-margin direct sales at XRE and margin improvements on certain products at Lorad. To a lesser extent, the gross profit margin increased due to the inclusion of higher-margin revenues at Digitec and margin improvements at Continental and Bennett.

        Selling, general, and administrative expenses as a percentage of revenues increased to 19% in the first quarter of fiscal 1998 from 18% in the first quarter of fiscal 1997, primarily due to increased advertising and other selling expenses at Bennett. Research and development expenses increased to $7.5 million in fiscal 1998 from $6.2 million in fiscal 1997. Research and development expenses increased primarily at XRE and Lorad and reflect the Company's continued efforts to develop and commercialize new products, including the full-field digital mammography system and direct-detection X-ray sensor, as well as enhancements of existing systems.

        Interest income decreased slightly to $446,000 in the first quarter of fiscal 1998 from $486,000 in the first quarter of fiscal 1997. Interest expense, related party, represents interest associated with the 4.2% subordinated convertible note issued to ThermoTrex.

        The effective tax rate decreased to 42% in the first quarter of fiscal 1998 from 46% in the first quarter of fiscal 1997. The effective tax rate decreased primarily due to the smaller relative impact of nondeductible expenses as a percentage of pretax income. The effective tax rate exceeds the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

                                       10PAGE

                            TREX MEDICAL CORPORATION

    Liquidity and Capital Resources

        Consolidated working capital was $77.2 million at January 3, 1998, compared with $79.6 million at September 27, 1997. Included in working capital are cash and cash equivalents of $22.8 million at January 3, 1998, compared with $36.5 million at September 27, 1997. Net cash used in operating activities was $5.4 million in the first three months of fiscal 1998. The Company used $9.1 million of cash during the period to fund an increase in accounts receivable, primarily due to increased sales. Accounts receivable increased to a lesser extent due to longer customer payment patterns as a result of increased export sales at Bennett and a shift from OEM sales to direct sales at XRE.

        In October 1997, the Company's XRE subsidiary acquired substantially all of the assets, subject to certain liabilities, of Digitec Corporation, a North Carolina-based manufacturer of physiological-monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures, for approximately
    $7.2 million in cash, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that such post-closing adjustment will be material.

        The Company expended $1.1 million for purchases of property, plant, and equipment in the first three months of fiscal 1998 and expects to make capital expenditures of approximately $5.9 million during the remainder of the fiscal year.

        In January 1998, the Company filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission for a public offering by the Company of 4,500,000 shares of common stock. In addition, the underwriters are expected to be granted a 30-day over-allotment option to purchase an additional 675,000 shares of common stock. There can be no assurance that such offering will be completed.

        In December 1997, the Company signed a nonbinding letter of intent to acquire Trophy Radiologie (Trophy), a Paris, France-based manufacturer of dental X-ray systems specializing in digital technology. The proposed acquisition is subject to certain conditions including completion of due diligence and approval by the boards of directors of the Company and Trophy. The final terms of such acquisition have not been determined and there can be no assurance that it will be completed. The Company expects to use a portion of the net proceeds of the public offering described above to acquire Trophy. In the event that such offering is not completed, ThermoTrex has indicated a willingness to lend sufficient funds to the Company to enable it to acquire Trophy.

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

                                       11PAGE

                            TREX MEDICAL CORPORATION

    PART II - OTHER INFORMATION

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.


















































                                       12PAGE

                            TREX MEDICAL CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of February 1998.

                                            TREX MEDICAL CORPORATION



                                            Paul F. Kelleher
                                            ---------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            ---------------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer and
                                              Senior Vice President











                                       13PAGE

                            TREX MEDICAL CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number        Description
    ------------------------------------------------------------------------

     10.1 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated December 12, 1997, between the Registrant and Thermo Electron Corporation.

     10.2 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated December 12, 1997, between the Registrant and ThermoTrex Corporation.

     27           Financial Data Schedule.