Form 10-Q
period 1998-04-04
TREX MEDICAL CORP
filed 1998-05-07
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

    37 Apple Ridge Road
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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                 Outstanding at May 1, 1998
        ----------------------------     --------------------------
        Common Stock, $.01 par value             34,078,130
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                             TREX MEDICAL CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,  September 27,
    (In thousands)                                       1998           1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $89,373
        and $34,587 under repurchase agreement
        with affiliated company)                     $ 91,011       $ 36,490
      Accounts receivable, less allowances
        of $1,653 and $1,298                           57,057         44,774
      Inventories:
        Raw materials and supplies                     25,700         25,691
        Work in process                                15,996         12,755
        Finished goods                                  6,185          4,895
      Prepaid expenses                                  1,996            971
      Prepaid income taxes                              6,147          6,147
                                                     --------       --------
                                                      204,092        131,723
                                                     --------       --------
    Property, Plant, and Equipment, at Cost            24,747         22,687
      Less: Accumulated depreciation and
            amortization                                8,011          6,272
                                                     --------       --------
                                                       16,736         16,415
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 4)                               87,077         81,299
                                                     --------       --------
                                                     $307,905       $229,437
                                                     ========       ========


                                        2PAGE

                            TREX MEDICAL CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,  September 27,
    (In thousands except share amounts)                  1998           1997
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $ 15,694       $ 13,900
      Accrued payroll and employee benefits             3,600          4,494
      Accrued income taxes                              9,514         10,835
      Accrued commissions                               6,017          3,721
      Accrued warranty costs                            5,807          5,740
      Customer deposits                                 2,018          3,074
      Other accrued expenses                           10,637          8,998
      Due to affiliated companies                         674          1,312
                                                     --------       --------
                                                       53,961         52,074
                                                     --------       --------
    Deferred Income Taxes                                 222            222
                                                     --------       --------
    Long-term Obligations:
      4.2% Subordinated convertible note, due to
        parent company                                  8,000          8,000
      Other                                                10             47
                                                     --------       --------
                                                        8,010          8,047
                                                     --------       --------
    Shareholders' Investment (Note 5):
      Common stock, $.01 par value, 50,000,000
        shares authorized; 34,077,630 and 28,894,630
        shares issued                                     341            289
      Capital in excess of par value                  211,788        144,787
      Retained earnings                                33,604         24,018
      Treasury stock at cost, 1,149 shares                (21)             -
                                                     --------       --------
                                                      245,712        169,094
                                                     --------       --------
                                                     $307,905       $229,437
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                            TREX MEDICAL CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands except per share amounts)              1998         1997
    ----------------------------------------------------------------------
    Revenues (includes $1,364 and $3,971 to
      affiliated companies; Note 2)                   $67,347      $58,642
                                                      -------      -------
    Costs and Operating Expenses:
      Cost of revenues (includes $662 and $2,464
        for affiliated companies revenues; Note 2)     39,464       36,904
      Selling, general, and administrative
        expenses                                       12,034        9,849
      Research and development expenses (Note 2)        7,542        6,138
                                                      -------      -------
                                                       59,040       52,891
                                                      -------      -------
    Operating Income                                    8,307        5,751

    Interest Income                                       785          509
    Interest Expense, Related Party                       (84)         (84)
    Other Income, Net                                       -          136
                                                      -------      -------
    Income Before Provision for Income Taxes            9,008        6,312
    Provision for Income Taxes                          3,783        2,946
                                                      -------      -------
    Net Income                                        $ 5,225      $ 3,366
                                                      =======      =======

    Earnings per Share (Note 3):
      Basic                                           $   .16      $   .12
                                                      =======      =======
      Diluted                                         $   .16      $   .11
                                                      =======      =======

    Weighted Average Shares (Note 3):
      Basic                                            31,771       28,893
                                                      =======      =======
      Diluted                                          32,648       29,723
                                                      =======      =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                            TREX MEDICAL CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Six Months Ended
                                                   -----------------------
                                                   April 4,      March 29,
    (In thousands except per share amounts)            1998           1997
    ----------------------------------------------------------------------
    Revenues (includes $1,853 and $7,851 to
      affiliated companies; Note 2)                $131,468       $113,557
                                                   --------       --------
    Costs and Operating Expenses:
      Cost of revenues (includes $881 and $4,890
        for affiliated companies revenues; Note 2)   76,574         70,354
      Selling, general, and administrative
        expenses                                     24,384         19,464
      Research and development expenses (Note 2)     15,045         12,344
                                                   --------       --------
                                                    116,003        102,162
                                                   --------       --------
    Operating Income                                 15,465         11,395

    Interest Income                                   1,231            995
    Interest Expense, Related Party                    (168)          (168)
    Other Income, Net                                     -            214
                                                   --------       --------
    Income Before Provision for Income Taxes         16,528         12,436
    Provision for Income Taxes                        6,942          5,784
                                                   --------       --------
    Net Income                                     $  9,586       $  6,652
                                                   ========       ========

    Earnings per Share (Note 3):
      Basic                                        $    .32       $    .23
                                                   ========       ========
      Diluted                                      $    .31       $    .23
                                                   ========       ========
    Weighted Average Shares (Note 3):
      Basic                                          30,333         28,759
                                                   ========       ========
      Diluted                                        31,195         29,659
                                                   ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Six Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands)                                       1998         1997
    ----------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  9,586     $  6,652
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                 3,043        2,376
          Provision for losses on accounts receivable     373           53
          Changes in current accounts, excluding the
            effects of acquisition:
              Accounts receivable                     (12,395)      (4,164)
              Inventories                              (4,230)      (8,073)
              Other current assets                       (995)         519
              Accounts payable                          1,794        1,729
              Other current liabilities                  (519)       2,269
          Other                                             -          (67)
                                                     --------     --------
    Net cash provided by (used in) operating
      activities                                       (3,343)       1,294
                                                     --------     --------
    Investing Activities:
      Acquisition, net of cash acquired (Note 4)       (7,174)           -
      Purchases of property, plant, and equipment      (1,957)      (3,063)
                                                     --------     --------
    Net cash used in investing activities              (9,131)      (3,063)
                                                     --------     --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 5)                          67,032        4,119
      Other                                               (37)         (24)
                                                     --------     --------
    Net cash provided by financing activities          66,995        4,095
                                                     --------     --------
    Increase in Cash and Cash Equivalents              54,521        2,326
    Cash and Cash Equivalents at Beginning of
      Period                                           36,490       33,966
                                                     --------     --------
    Cash and Cash Equivalents at End of Period       $ 91,011     $ 36,292
                                                     ========     ========


                                        6PAGE

                            TREX MEDICAL CORPORATION

                                   (Unaudited)


                                                        Six Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands)                                       1998         1997
    ----------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company       $  7,787     $      -
      Cash paid for acquired company                   (7,176)           -
                                                     --------     --------
      Liabilities assumed of acquired company        $    611     $      -
                                                     ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        7PAGE

                            TREX MEDICAL CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, the results of operations for the three- and six-month periods ended April 4, 1998, and March 29, 1997, and the cash flows for the six-month periods ended April 4, 1998, and March 29, 1997. The Company's results of operations for the six-month periods ended April 4, 1998, and March 29, 1997, include 27 weeks and 26 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

    2.  Transactions with Affiliated Companies

        Revenues from affiliated companies in the accompanying statement of income includes $1,227,000 and $1,668,000 during the three- and six-month periods ended April 4, 1998, respectively, for sales of laser systems, components, and related services to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the majority owner of the Company. During the three- and six-month periods ended March 29, 1997, the Company sold laser systems, components, and related services to ThermoLase for aggregate revenues of $3,950,000 and $7,830,000, respectively.

        The Company was charged $550,000 and $1,100,000 by ThermoTrex in the three- and six-month periods ended April 4, 1998, respectively, for research and development services provided under a license agreement. The Company was charged $500,000 and $1,000,000 under this agreement in the three- and six-month periods ended March 29, 1997, respectively.

        During the three- and six-month periods ended April 4, 1998, the Company purchased high-transmission cellular (HTC) grids valued at $43,000 and $162,000, respectively, from the Tecomet division of Thermo Electron Corporation, the majority owner of ThermoTrex, under a design and production arrangement. During the three- and six-month periods ended March 29, 1997, the Company purchased HTC grids valued at $239,000 and $482,000, respectively.
                                        8PAGE

                            TREX MEDICAL CORPORATION

    3.  Earnings per Share

        During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed assuming the conversion of the Company's convertible note and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects. Basic and diluted earnings per share were calculated as follows:

                                  Three Months Ended     Six Months Ended
                                  -------------------   --------------------
    (In thousands except          April 4,  March 29,   April 4,   March 29,
    per share amounts)                1998       1997       1998        1997
    ------------------------------------------------------------------------
    Basic
    Net income                     $ 5,225    $ 3,366    $ 9,586     $ 6,652
                                   -------    -------    -------     -------
    Weighted average shares         31,771     28,893     30,333      28,759
                                   -------    -------    -------     -------
    Basic earnings per share       $   .16    $   .12    $   .32     $   .23
                                   =======    =======    =======     =======

    Diluted
    Net income                     $ 5,225    $ 3,366    $ 9,586     $ 6,652
    Effect of convertible note          50         50        101         101
                                   -------    -------    -------     -------
    Income available to common
      shareholders, as adjusted    $ 5,275    $ 3,416    $ 9,687     $ 6,753
                                   -------    -------    -------     -------
    Weighted average shares         31,771     28,893     30,333      28,759
    Effect of:
      Convertible note                 679        679        679         679
      Stock options                    198        151        183         221
                                   -------    -------    -------     -------
    Weighted average shares,
      as adjusted                   32,648     29,723     31,195      29,659
                                   -------    -------    -------     -------
    Diluted earnings per share     $   .16    $   .11    $   .31     $   .23
                                   =======    =======    =======     =======

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 4, 1998, there were 323,000 of such options outstanding, with exercise prices ranging from $15.33 to $17.40 per share.
                                        9PAGE

                            TREX MEDICAL CORPORATION

    4.  Acquisition

        In October 1997, the Company's XRE subsidiary acquired substantially all of the assets, subject to certain liabilities, of Digitec Corporation, a North Carolina-based manufacturer of physiological-monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures, for $7,176,000 in cash, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that such post-closing adjustment will be material.

        The acquisition has been accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $7,082,000, which is being amortized over 15 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimates.

    5.  Sale of Common Stock

        In February 1998, the Company sold 5,175,000 shares of its common stock in a public offering at $13.75 per share, for net proceeds of $66,944,000.

    6.  Subsequent Event

        On April 29, 1998, the Company acquired the outstanding stock of Trophy Radiologie, a French manufacturer of dental and medical X-ray systems specializing in digital dental technology. The purchase price consists of approximately $25,000,000 in cash and the repayment of approximately $10,000,000 of net debt, subject to a post-closing adjustment based on final determination of Trophy's book value at the date of acquisition, and additional consideration, which will not exceed approximately $8,000,000, if Trophy achieves certain future earnings targets.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements,
                                       10PAGE

                            TREX MEDICAL CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations (continued)
             ---------------------

    including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, filed with the Securities and Exchange Commission.

    Overview

        The Company designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems, general-purpose X-ray equipment, and specialized X-ray equipment, including imaging systems used during diagnostic and interventional vascular and cardiac procedures such as balloon angioplasty. The Company sells its systems worldwide principally through a network of independent dealers. In addition, the Company manufactures breast-biopsy and X-ray systems as an original equipment manufacturer (OEM) for other medical equipment companies such as United States Surgical Corporation and General Electric Company. Until April 1998, the Company had four operating units: Lorad, a manufacturer of mammography and digital breast-biopsy systems; Bennett X-Ray Corporation, a manufacturer of general-purpose X-ray and mammography equipment; XRE Corporation, a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions; and Continental X-Ray Corporation, a manufacturer of general-purpose and specialized X-ray systems. In April 1998, the Company acquired the outstanding stock of Trophy Radiologie, a French manufacturer of dental and medical X-ray systems specializing in digital dental technology.

        The Company conducts all of its manufacturing operations, other than those of Trophy, in the United States and sells its products worldwide. The Company anticipates that an increasing amount of its revenues will be from sales to customers outside the United States. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company may use forward contracts to reduce its exposure to currency fluctuations.

    Results of Operations

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------

        Revenues increased 15% to $67.3 million in the second quarter of fiscal 1998 from $58.6 million in the second quarter of fiscal 1997, due to increased sales at all of the Company's existing operations. Revenues increased at XRE primarily due to increased demand for its cardiac catheterization laboratories, including a $6.7 million sale to a Russian customer. Increased revenues at Lorad resulting from increased demand for breast-biopsy systems, mammography system upgrade components, and mobile X-ray systems were offset in part by a $2.7 million decline in sales of
                                       11PAGE

                            TREX MEDICAL CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------
    (continued)

    its laser systems and components to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation. To a lesser extent, revenues increased as a result of increased demand for Continental's digital radiographic/fluoroscopic systems and Bennett's mammography systems.

        The gross profit margin increased to 41% in the second quarter of fiscal 1998 from 37% in the second quarter of fiscal 1997, primarily due to increased sales of higher-margin products at all of the Company's operations. To a lesser extent, the gross profit margin increased due to margin improvements resulting from manufacturing efficiencies, primarily at Continental and Bennett.

        Selling, general, and administrative expenses as a percentage of revenues increased to 18% in the second quarter of fiscal 1998 from 17% in the second quarter of fiscal 1997, primarily due to increased selling expenses as a percentage of revenues at Lorad and XRE. Selling expenses increased at these operations due to an increase in the sales force and customer support functions. Research and development expenses increased to $7.5 million in fiscal 1998 from $6.1 million in fiscal 1997. Research and development expenses increased primarily at XRE and Lorad and reflect the Company's continued efforts to develop and commercialize new products, including the full-field digital mammography system and direct-detection X-ray sensor, as well as enhancements of existing systems.

        Interest income increased to $785,000 in the second quarter of fiscal 1998 from $509,000 in the second quarter of fiscal 1997, primarily due to interest earned on the invested proceeds from the sale of the Company's common stock in February 1998 (Note 5). Interest expense, related party, represents interest associated with the 4.2% subordinated convertible note issued to ThermoTrex.

        The effective tax rate decreased to 42% in the second quarter of fiscal 1998 from 47% in the second quarter of fiscal 1997. The effective tax rate decreased primarily due to the smaller relative impact of nondeductible expenses as a percentage of pretax income. The effective tax rate exceeds the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

         The Company is defending claims in an arbitration proceeding in which Continuum Electro-Optronics, Inc. is seeking approximately $1.4 million in alleged lost profits under a contract it had with the Company's Lorad Division to sell laser components to the Company. Although the Company believes it has adequate defenses to such claims there can be no assurance as to the outcome of the arbitration.
                                       12PAGE

                            TREX MEDICAL CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------
    (continued)

        The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

        The Company is presently assessing the effect that the year 2000 problem may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 problem as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997
    -----------------------------------------------------------------------

        Revenues increased 16% to $131.5 million in the first six months of fiscal 1998 from $113.6 million in the first six months of fiscal 1997. Revenues increased $1.5 million as a result of the acquisition of Digitec Corporation in October 1997 (Note 4). Excluding the impact of revenues from Digitec, revenues increased 14% in fiscal 1998, primarily due to the reasons discussed in the results of operations for the second quarter.

        The gross profit margin increased to 42% in the first six months of fiscal 1998 from 38% in the first six months of fiscal 1997, primarily due to the reasons discussed in the results of operations for the second quarter.

        Selling, general, and administrative expenses as a percentage of revenues increased to 19% in the first six months of fiscal 1998 from 17% in the first six months of fiscal 1997, primarily due to increased selling expenses as a percentage of revenues at Lorad and XRE as discussed in the results of operations for the second quarter. Research and development expenses increased to $15.0 million in fiscal 1998 from $12.3 million in fiscal 1997, primarily due to increased spending at XRE and Lorad as discussed in the results of operations for the second quarter.

        Interest income increased slightly to $1.2 million in the first six months of fiscal 1998 from $1.0 million in the first six months of fiscal 1997, primarily due to the reasons discussed in the results of operations for the second quarter.
                                       13PAGE

                            TREX MEDICAL CORPORATION

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997
    -----------------------------------------------------------------------
    (continued)

        The effective tax rates were 42% and 47% in the first six months of fiscal 1998 and 1997, respectively. The effective tax rate decreased, primarily due to the reasons discussed in the results of operations for the second quarter.

    Liquidity and Capital Resources

        Consolidated working capital was $150.1 million at April 4, 1998, compared with $79.6 million at September 27, 1997. Included in working capital are cash and cash equivalents of $91.0 million at April 4, 1998, compared with $36.5 million at September 27, 1997. Net cash used in operating activities was $3.3 million in the first six months of fiscal 1998. The Company used $12.4 million of cash during the period to fund an increase in accounts receivable, primarily due to increased sales. To a lesser extent, accounts receivable increased due to a shift from OEM sales to direct and dealer sales at XRE and slower customer payment patterns as a result of increased export sales at Bennett. The Company used $4.2 million of cash during the period to fund an increase in inventories, primarily to support the Company's increased sales.

        In October 1997, the Company's XRE subsidiary acquired substantially all of the assets, subject to certain liabilities, of Digitec for approximately $7.2 million in cash, subject to a post-closing adjustment (Note 4).

        The Company expended $2.0 million for purchases of property, plant, and equipment in the first six months of fiscal 1998 and expects to make capital expenditures of approximately $3.9 million during the remainder of the fiscal year.

        In February 1998, the Company sold 5,175,000 shares of its common stock in a public offering at $13.75 per share, for net proceeds of $66.9 million.

        In April 1998, the Company acquired Trophy for approximately $25.0 million in cash and the repayment of approximately $10.0 million of net debt, subject to a post-closing adjustment, and additional consideration, which will not exceed approximately $8.0 million, if Trophy achieves certain future earnings targets. The Company financed the acquisition with a portion of the proceeds from its February 1998 sale of common stock.

        Although the Company generally expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for any acquisition of a business or technology. The Company expects that it will finance any such acquisitions through a combination of internal funds, additional debt or equity financing, and/or short-term
                                       14PAGE

                            TREX MEDICAL CORPORATION
    borrowings from ThermoTrex or Thermo Electron Corporation, although it has no agreement with these companies to ensure funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

    PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings
    --------------------------

        On April 7, 1998, Fischer Imaging Corporation commenced a lawsuit in the United States District Court, District of Colorado, against the Company, alleging that its manufacture of breast-imaging equipment and breast-biopsy systems incorporating a digital imaging system, including Lorad's prone breast-biopsy system, infringe a Fischer patent entitled Motorized Mammographic Biopsy Apparatus, which issued April 7, 1998. This lawsuit is the second patent lawsuit filed by Fischer against the Company with respect to the breast-biopsy system. The suit requests a permanent injunction, treble damages, attorneys' fees, and expenses.

    Item 4 - Submission of Matters to a Vote of Security Holders
    ------------------------------------------------------------

        On February 27, 1998, at the Annual Meeting of Stockholders, the stockholders elected seven incumbent directors to a one-year term expiring in 1999. The Directors elected at the meeting were: Dr. Elias P. Gyftopoulos, Mr. Hal Kirshner, Mr. John T. Keiser, Dr. James W. May Jr., Ms. Hutham S. Olayan, Mr. Firooz Rufeh, and Mr. Gary S. Weinstein. Dr. Gyftopoulos received 27,006,670 shares voted in favor of his election and 18,602 shares voted against. Mr. Kirshner received 27,007,253 shares voted in favor of his election and 18,019 shares voted against. Mr. Keiser and Dr. May each received 27,005,270 shares voted in favor of his election and 20,002 shares voted against. Ms. Olayan and Mr. Weinstein each received 27,007,270 shares voted in favor of his or her election and 18,002 shares voted against. Mr. Rufeh received 27,007,220 shares voted in favor of his election and 18,052 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.


                                       15PAGE

                            TREX MEDICAL CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of May 1998.

                                            TREX MEDICAL CORPORATION



                                            Paul F. Kelleher
                                            ---------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            ---------------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer and
                                              Senior Vice President





                                       16PAGE

                            TREX MEDICAL CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number        Description
    ------------------------------------------------------------------------
     27.1         Financial Data Schedule for the quarter ended April 4,
                  1998.

     27.2 Financial Data Schedule for the fiscal year ended September 28, 1996 (restated for the adoption of SFAS No. 128).

     27.3 Financial Data Schedule for the quarter ended June 28, 1997 (restated for the adoption of SFAS No. 128).

     27.4 Financial Data Schedule for the fiscal year ended September 27, 1997 (restated for the adoption of SFAS No. 128).