Form 10-Q
period 1998-07-04
TREX MEDICAL CORP
filed 1998-08-06
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                  ---------------------------------------

                                 FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.01 par value                34,083,062

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          TREX MEDICAL CORPORATION

                         Consolidated Balance Sheet
                                (Unaudited)

                                   Assets


                                                    July 4,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $34,921
    and $34,587 under repurchase agreement
    with affiliated company)                       $ 41,666       $ 36,490
  Accounts receivable, less allowances
    of $2,933 and $1,298                             77,811         44,774
  Inventories:
    Raw materials and supplies                       35,386         25,691
    Work in process                                  15,755         12,755
    Finished goods                                   10,642          4,895
  Prepaid expenses                                    1,967            971
  Prepaid income taxes                                6,280          6,147
  Due from affiliated companies                         195              -
                                                   --------       --------

                                                    189,702        131,723
                                                   --------       --------

Property, Plant, and Equipment, at Cost              28,322         22,687
  Less: Accumulated depreciation and
        amortization                                  9,045          6,272
                                                   --------       --------

                                                     19,277         16,415
                                                   --------       --------

Deferred Charges and Other Assets                     3,439              -
                                                   --------       --------

Cost in Excess of Net Assets of Acquired
  Companies (Note 4)                                119,525         81,299
                                                   --------       --------

                                                   $331,943       $229,437
                                                   ========       ========

                          TREX MEDICAL CORPORATION

                                (Unaudited)

                  Liabilities and Shareholders' Investment


                                                    July 4,   September 27,
(In thousands except share amounts)                    1998            1997
---------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                 $ 22,748        $ 13,900
  Accrued payroll and employee benefits               6,954           4,494
  Accrued warranty costs                              8,839           5,740
  Accrued commissions                                 7,923           3,721
  Accrued income taxes                                6,406          10,835
  Other accrued taxes                                 3,903             210
  Customer deposits                                   1,668           3,074
  Other accrued expenses                             14,452           8,788
  Due to affiliated companies                             -           1,312
                                                   --------        --------

                                                     72,893          52,074
                                                   --------        --------

Deferred Income Taxes                                   222             222
                                                   --------        --------

Long-term Obligations:
  4.2% Subordinated convertible note, due to
    parent company                                    8,000           8,000
  Other                                                 225              47
                                                   --------        --------

                                                      8,225           8,047
                                                   --------        --------

Shareholders' Investment (Note 5):
  Common stock, $.01 par value, 50,000,000
    shares authorized; 34,082,130 and 28,894,630
    shares issued                                       341             289
  Capital in excess of par value                    211,838         144,787
  Retained earnings                                  39,232          24,018
  Treasury stock at cost, 1,149 shares                  (21)              -
  Cumulative translation adjustment                    (787)              -
                                                   --------        --------

                                                    250,603         169,094
                                                   --------        --------

                                                   $331,943        $229,437
                                                   ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                          TREX MEDICAL CORPORATION

                      Consolidated Statement of Income
                                (Unaudited)


                                                      Three Months Ended
                                                    ----------------------
                                                    July 4,       June 28,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues (includes $1,051 and $2,604 to
  affiliated companies; Note 2)                     $72,100        $58,103
                                                    -------        -------

Costs and Operating Expenses:
  Cost of revenues (includes $425 and $1,554
    for affiliated companies' revenues; Note 2)      41,161         34,818
  Selling, general, and administrative
    expenses                                         13,774         10,786
  Research and development expenses (Note 2)          8,111          6,164
                                                    -------        -------

                                                     63,046         51,768
                                                    -------        -------

Operating Income                                      9,054          6,335

Interest Income                                         784            437
Interest Expense, Related Party                         (84)           (84)
Other Income (Expense), Net                             (17)           188
                                                    -------        -------

Income Before Provision for Income Taxes              9,737          6,876
Provision for Income Taxes                            4,109          3,216
                                                    -------        -------

Net Income                                          $ 5,628        $ 3,660
                                                    =======        =======

Earnings per Share (Note 3):
  Basic                                             $   .17        $   .13
                                                    =======        =======
  Diluted                                           $   .16        $   .13
                                                    =======        =======

Weighted Average Shares (Note 3):
  Basic                                              34,078         28,893
                                                    =======        =======
  Diluted                                            35,079         29,680
                                                    =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                          TREX MEDICAL CORPORATION

                      Consolidated Statement of Income
                                (Unaudited)


                                                       Nine Months Ended
                                                       -------------------
                                                       July 4,    June 28,
(In thousands except per share amounts)                   1998        1997
--------------------------------------------------------------------------

Revenues (includes $2,904 and $10,455 to
  affiliated companies; Note 2)                       $203,568    $171,660
                                                      --------    --------

Costs and Operating Expenses:
  Cost of revenues (includes $1,306 and $6,360
    for affiliated companies' revenues; Note 2)        117,735     105,172
  Selling, general, and administrative
    expenses                                            38,158      30,250
  Research and development expenses (Note 2)            23,156      18,508
                                                      --------    --------

                                                       179,049     153,930
                                                      --------    --------

Operating Income                                        24,519      17,730

Interest Income                                          2,015       1,432
Interest Expense, Related Party                           (252)       (252)
Other Income (Expense), Net                                (17)        402
                                                      --------    --------

Income Before Provision for Income Taxes                26,265      19,312
Provision for Income Taxes                              11,051       9,000
                                                      --------    --------

Net Income                                            $ 15,214    $ 10,312
                                                      ========    ========

Earnings per Share (Note 3):
  Basic                                               $    .48    $    .36
                                                      ========    ========
  Diluted                                             $    .47    $    .35
                                                      ========    ========

Weighted Average Shares (Note 3):
  Basic                                                 31,581      28,804
                                                      ========    ========
  Diluted                                               32,500      29,666
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                          TREX MEDICAL CORPORATION

                    Consolidated Statement of Cash Flows
                                (Unaudited)

                                                       Nine Months Ended
                                                       -------------------
                                                       July 4,    June 28,
(In thousands)                                            1998        1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                          $ 15,214    $ 10,312
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                      4,975       3,716
      Provision for losses on accounts receivable          700         133
      Other noncash items                                 (176)          6
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                          (20,909)    (12,613)
          Inventories                                   (7,373)    (10,922)
          Due from affiliated companies, net            (1,507)     (2,389)
          Other current assets                            (702)        134
          Accounts payable                              (1,719)      1,707
          Other current liabilities                     (8,336)      7,016
      Other                                                  -         (73)
                                                      --------    --------

Net cash used in operating activities                  (19,833)     (2,973)
                                                      --------    --------

Investing Activities:
  Acquisitions, net of cash acquired (Note 4)          (37,446)          -
  Purchases of property, plant, and equipment           (3,230)     (4,842)
  Other                                                     85           -
                                                      --------    --------

Net cash used in investing activities                  (40,591)     (4,842)
                                                      --------    --------

Financing Activities:
  Net proceeds from issuance of Company
    common stock (Note 5)                               67,082       4,119
  Repayment of short-term borrowings and
    capital lease obligations                             (991)        (38)
                                                      --------    --------

Net cash provided by financing activities               66,091       4,081
                                                      --------    --------

Exchange Rate Effect on Cash                              (491)          -
                                                      --------    --------

Increase (Decrease) in Cash and Cash Equivalents         5,176      (3,734)
Cash and Cash Equivalents at Beginning of Period        36,490      33,966
                                                      --------    --------

Cash and Cash Equivalents at End of Period            $ 41,666    $ 30,232
                                                      ========    ========
Noncash Activities:
  Fair value of assets of acquired companies          $ 73,410    $      -
  Cash paid for acquired companies                     (39,862)          -
                                                      --------    --------

  Liabilities assumed of acquired companies           $ 33,548    $      -
                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                          TREX MEDICAL CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and nine-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the nine-month periods ended July 4, 1998, and June 28, 1997. The Company's results of operations for the nine-month periods ended July 4, 1998, and June 28, 1997, include 40 weeks and 39 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

2.  Transactions with Affiliated Companies

    Revenues from affiliated companies in the accompanying statement of income includes $922,000 and $2,590,000 during the three- and nine-month periods ended July 4, 1998, respectively, for sales of laser systems, components, and related services to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the majority owner of the Company. During the three- and nine-month periods ended June 28, 1997, the Company sold laser systems, components, and related services to ThermoLase for aggregate revenues of $2,597,000 and $10,427,000, respectively.

    The Company was charged $550,000 and $1,650,000 by ThermoTrex in the three- and nine-month periods ended July 4, 1998, respectively, for research and development services provided under a license agreement. The Company was charged $500,000 and $1,500,000 under this agreement in the three- and nine-month periods ended June 28, 1997, respectively.

    During the three- and nine-month periods ended July 4, 1998, the Company purchased high-transmission cellular (HTC) grids valued at $98,000 and $260,000, respectively, from the Tecomet division of Thermo Electron Corporation, the majority owner of ThermoTrex, under a design and production arrangement. During the three- and nine-month periods ended June 28, 1997, the Company purchased HTC grids valued at $127,000 and $609,000, respectively.

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

                                 Three Months Ended      Nine Months Ended
                                 ------------------      -----------------
(In thousands except             July 4,   June 28,      July 4,  June 28,
per share amounts)                  1998       1997         1998      1997
--------------------------------------------------------------------------
Basic
Net income                       $ 5,628    $ 3,660      $15,214   $10,312
                                 -------    -------      -------   -------

Weighted average shares           34,078     28,893       31,581    28,804
                                 -------    -------      -------   -------

Basic earnings per share         $   .17    $   .13      $   .48   $   .36
                                 =======    =======      =======   =======

Diluted
Net income                       $ 5,628    $ 3,660      $15,214   $10,312
Effect of convertible note            50         50          151       151
                                 -------    -------      -------   -------

Income available to common
  shareholders, as adjusted      $ 5,678    $ 3,710      $15,365   $10,463
                                 -------    -------      -------   -------

Weighted average shares           34,078     28,893       31,581    28,804
Effect of:
  Convertible note                   679        679          679       679
  Stock options                      322        108          240       183
                                 -------    -------      -------   -------

Weighted average shares,
  as adjusted                     35,079     29,680       32,500    29,666
                                 -------    -------      -------   -------

Diluted earnings per share       $   .16    $   .13      $   .47   $   .35
                                 =======    =======      =======   =======

4.  Acquisitions

    On April 29, 1998, the Company acquired the outstanding stock of Trophy Radiologie, a French manufacturer of dental and medical X-ray systems specializing in digital dental technology. The purchase price consisted of $23,979,000 in cash, the repayment of $8,707,000 of net debt, and additional consideration, not to exceed approximately $8,000,000, if Trophy achieves certain future earnings targets.

    In October 1997, the Company's XRE subsidiary acquired substantially all of the assets, subject to certain liabilities, of Digitec Corporation, a North Carolina-based manufacturer of physiological- monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures, for $7,176,000 in cash, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustment will be material.

    These acquisitions have been accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying financial statements from the respective dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $40,549,000, which is being amortized over periods of 15 to 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates.

    Based on unaudited data, the following table presents selected financial information for the Company and Trophy on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1997. The effect of Digitec was not material to the Company's results of operations.

                               Three Months Ended   Nine Months Ended
                               -------------------  ------------------
(In thousands except            July 4,   June 28,   July 4,  June 28,
per share amounts)                 1998       1997      1998      1997
----------------------------------------------------------------------
Revenues                       $ 76,735   $ 74,048  $241,682  $222,930
Net income                        5,235      3,648    13,983     9,361
Earnings per share:
  Basic                             .15        .11       .41       .28
  Diluted                           .15        .11       .40       .27

    The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Trophy been made at the beginning of fiscal 1997.

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

Overview

    The Company designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems, general-purpose X-ray equipment, and specialized X-ray equipment, including imaging systems used during diagnostic and interventional vascular and cardiac procedures such as balloon angioplasty. The Company sells its systems worldwide principally through a network of independent dealers and, to a lesser extent, through direct sales people and specialists. In addition, the Company manufactures breast-biopsy and X-ray systems as an original equipment manufacturer (OEM) for other medical equipment companies such as United States Surgical Corporation and General Electric Company. Until April 1998, the Company had four operating units: Lorad, a manufacturer of mammography and digital breast-biopsy systems; Bennett X-Ray Corporation, a manufacturer of general-purpose X-ray and mammography equipment; XRE Corporation, a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions; and Continental X-Ray Corporation, a manufacturer of general-purpose and specialized X-ray systems. In April 1998, the Company acquired the outstanding stock of Trophy Radiologie, a French manufacturer of dental and medical X-ray systems specializing in digital dental technology.

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

Results of Operations

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997

    Revenues increased 24% to $72.1 million in the third quarter of fiscal 1998 from $58.1 million in the third quarter of fiscal 1997. Revenues increased $10.1 million as a result of the acquisition of Trophy Radiologie in April 1998 (Note
4). Revenues increased at Continental as a result of increased demand for digital radiographic/fluoroscopic systems. Increased revenues at Lorad resulting from increased demand for mammography systems and mammography system upgrade components were offset in part by a $2.0 million decline in sales of its laser systems and components to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation. Revenues increased at XRE primarily due to increased demand for its cardiac catheterization laboratories. These increases were offset in part by decreased revenues at Bennett as a result of lower demand for its general-purpose X-ray systems by international customers, primarily in Asia.

    The gross profit margin increased to 43% in the third quarter of fiscal 1998 from 40% in the third quarter of fiscal 1997, primarily due to increased sales of higher-margin products at a majority of the Company's operations. To a lesser extent, the gross profit margin increased due to margin improvements resulting from manufacturing efficiencies, primarily at Continental and Bennett.

    Selling, general, and administrative expenses as a percentage of revenues remained constant at 19% in the third quarter of fiscal 1998 and fiscal 1997. The impact of a slight decline in selling, general, and administrative expenses as a percentage of revenues at the Company's existing operations was offset by the inclusion of the results of Trophy, which has higher costs as a percentage of revenues. Research and development expenses increased to $8.1 million in fiscal 1998 from $6.2 million in fiscal 1997, due in part to the inclusion of $0.9 million of expenses at Trophy, and reflect the Company's continued efforts to develop and commercialize new products, including the full-field digital mammography system and direct-detection X-ray sensor, as well as enhancements of existing systems.

    Interest income increased to $784,000 in the third quarter of fiscal 1998 from $437,000 in the third quarter of fiscal 1997, primarily due to interest earned on the invested proceeds from the sale of the Company's common stock in February 1998 (Note 5), of which a portion was used to fund the April 1998 acquisition of Trophy. Interest expense, related party, represents interest associated with the 4.2% subordinated convertible note issued to ThermoTrex.

    The effective tax rate decreased to 42% in the third quarter of fiscal 1998 from 47% in the third quarter of fiscal 1997. The effective tax rate decreased primarily due to the smaller relative impact of

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997
(continued)

nondeductible expenses as a percentage of pretax income. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

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

First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997

    Revenues increased 19% to $203.6 million in the first nine months of fiscal 1998 from $171.7 million in the first nine months of fiscal 1997. Revenues increased $11.8 million as a result of the acquisitions of Trophy in April 1998 and Digitec Corporation in October 1997 (Note 4). Excluding the impact of revenues from acquisitions, revenues increased 12% in fiscal 1998, primarily due to increases at XRE and Lorad, as discussed in the results of operations for the third quarter.

    The gross profit margin increased to 42% in the first nine months of fiscal 1998 from 39% in the first nine months of fiscal 1997, primarily due to the reasons discussed in the results of operations for the third quarter.

    Selling, general, and administrative expenses as a percentage of revenues increased to 19% in the first nine months of fiscal 1998 from 18% in the first nine months of fiscal 1997, primarily due to the inclusion of the results of Trophy. Research and development expenses increased to $23.2 million in fiscal 1998 from $18.5 million in fiscal 1997, primarily due to increased spending at XRE and Lorad, and reflect continued efforts to develop new products and enhance existing systems as discussed in the results of operations for the third quarter.

First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997 (continued)

    Interest income increased to $2.0 million in the first nine months of fiscal 1998 from $1.4 million in the first nine months of fiscal 1997, primarily due to the reason discussed in the results of operations for the third quarter.

    The effective tax rates were 42% and 47% in the first nine months of fiscal 1998 and 1997, respectively. The effective tax rate decreased, primarily due to the reason discussed in the results of operations for the third quarter. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

     Consolidated working capital was $116.8 million at July 4, 1998, compared with $79.6 million at September 27, 1997. Included in working capital are cash and cash equivalents of $41.7 million at July 4, 1998, compared with $36.5 million at September 27, 1997. Net cash used in operating activities was $19.8 million in the first nine months of fiscal 1998. The Company used $20.9 million of cash during the period to fund an increase in accounts receivable, primarily due to increased sales. In addition, accounts receivable increased due to slower customer payment patterns as a result of increased export and direct sales at the majority of the Company's operations, extended payment terms for a significant customer, and a shift from OEM sales to direct and dealer sales at XRE. The Company used $7.4 million of cash during the period to fund an increase in inventories, primarily to support the Company's increased sales. The Company used $8.3 million during the period to reduce other current liabilities, primarily as a result of federal and state income tax payments.

    The Company used $37.4 million, net of cash acquired, for acquisitions in the first nine months of fiscal 1998 (Note 4).

    The Company expended $3.2 million for purchases of property, plant, and equipment in the first nine months of fiscal 1998 and expects to make capital expenditures of approximately $1.3 million during the remainder of the fiscal year.

    In February 1998, the Company sold 5,175,000 shares of its common stock in a public offering at $13.75 per share, for net proceeds of $66.9 million. The Company used a portion of the proceeds to finance the April 1998 acquisition of Trophy.

    Although the Company generally expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for any acquisition of a business or technology. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from ThermoTrex or Thermo Electron Corporation, although it has no agreement with these companies to ensure funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    On April 7, 1998, Fischer Imaging Corporation commenced a lawsuit in the United States District Court, District of Colorado, against the Company, alleging that its manufacture of breast-imaging equipment and breast-biopsy systems incorporating a digital imaging system, including Lorad's prone breast-biopsy system, infringe a Fischer patent entitled Motorized Mammographic Biopsy Apparatus, which issued April 7, 1998. This lawsuit is the second patent lawsuit filed by Fischer against the Company with respect to the breast-biopsy system and requests a permanent injunction, treble damages, attorneys' fees, and expenses. These two lawsuits have been consolidated into a single lawsuit.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after December 8, 1998. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by December 8, 1998, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                          TREX MEDICAL CORPORATION

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1998.

                                        TREX MEDICAL CORPORATION



                                        Paul F. Kelleher
                                        ----------------------------
                                        Paul F. Kelleher
                                        Chief Accounting Officer



                                        John N. Hatsopoulos
                                        ----------------------------
                                        John N. Hatsopoulos
                                        Chief Financial Officer and
                                          Senior Vice President

                               EXHIBIT INDEX


Exhibit
Number        Description of Exhibit
----------------------------------------------------------------------------
  27           Financial Data Schedule.