Form 10-K
period 1998-10-03
TREX MEDICAL CORP
filed 1998-12-24
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 3, 1998

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities and
        Exchange Act of 1934

                         Commission file number 1-11827

                            TREX MEDICAL CORPORATION
             (Exact name of Registrant as specified in this charter)

Delaware                                                             06-1439626
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

36 Apple Ridge Road
Danbury, Connecticut                                                      06810
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 30, 1998, was approximately $135,027,000.

As of October 30, 1998, the Registrant had 34,134,342 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 3, 1998, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 11, 1999, are incorporated by reference into Part III.

                                                  PART I

Introduction

      You may notice some changes in this year's Form 10-K, compared to past years. The Securities and Exchange Commission is encouraging companies to write financial documents in plain English. We have re-written our entire Form 10-K in plain English. Our goal is to discuss our company in language that is more easily understood.

Item 1.  Business

(a)   General Development of Business

      Trex Medical Corporation, which we also refer to as "the company or the registrant," designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems, general-purpose and specialized medical X-ray equipment, and dental X-ray systems. Trex Medical is the world's largest manufacturer of mammography systems and minimally invasive digital breast-biopsy systems, and through an acquisition in fiscal 1998, is now the world's largest manufacturer of digital dental X-ray systems.

      In September 1995, Trex Medical was incorporated as a subsidiary of ThermoTrex Corporation. In July 1996, the company completed its initial public offering. In July 1996, the Company sold 2,875,000 shares of its common stock in an initial public offering and 871,832 shares of its common stock in a concurrent rights offering at $14.00 per share, for net proceeds of $49.1 million. In December 1996, Trex Medical sold 300,000 shares of its common stock at $14.50 per share, for net proceeds of $4.2 million. In February 1998, the Company sold 5,175,000 shares of its common stock in a public offering at $13.75 per share for net proceeds of $66.9 million. The company's headquarters are in Danbury, Connecticut, but it has operations in several states and in international locations.

      All of the company's imaging products use X-rays. Most of its products are conventional X-ray systems, but some of the newer products are based on digital X-ray technology. Like the conventional systems, the digital systems use X-rays as the energy source, but instead of being captured on film, the image is stored in a digital format, which enables the radiologist to use a computer screen to view it. Because the image is digital, the physician can magnify an area of interest and can adjust the contrast at a computer workstation in order to reveal more detail. In addition, the image can be transmitted electronically if a second opinion is needed.

       The company has expanded its product line through acquisitions, and now consists of five operating units: Lorad, Bennett, XRE, Continental, and Trophy Radiologie. Radiologists and dentists are the primary customers, but interventional cardiologists, surgeons, veterinarians, and chiropractors also use Trex Medical equipment. The company sells its products through dealers and direct sales. In addition, we serve as the original equipment manufacturer (OEM) for a few products sold by other companies.

      Through our Lorad division, we manufacture and market mammography systems and minimally invasive digital breast-biopsy systems, which provide a cost-effective, less-invasive alternative to open surgery for the biopsy of suspicious breast lesions. Bennett's primary product line consists of general-purpose X-ray equipment, but Bennett also manufactures mammography systems, a breast-biopsy system, and X-ray units used by chiropractors and veterinarians. XRE manufactures and markets X-ray imaging systems called cardiac catheterization laboratories (cath labs) that are used during diagnostic and interventional vascular and cardiac procedures such as balloon angioplasty. In October 1997, XRE acquired substantially all of the assets of Digitec Corporation for $7.2 million in cash, subject to certain liabilities. Digitec is a manufacturer of physiological-monitoring equipment and digital-image archiving and networking systems used in cardiac catherization procedures. Continental manufactures and markets a broad line of high-end general-purpose X-ray systems, as well as specialized units including radiographic/fluoroscopic (R/F) systems used to diagnose gastrointestinal disorders and other problems. In addition, Continental manufactures electrophysiology products that aid doctors in diagnosing and treating cardiac arrhythmia. Trophy Radiologie was acquired in April 1998 for $24.0 million in cash, the repayment of $8.7 million of debt, and additional consideration that will not exceed $8.0 million if Trophy exceeds certain earnings targets through fiscal 1999. Trophy is a French manufacturer of dental and medical X-ray systems, specializing in digital dental technology. Its medical X-ray systems have not been cleared by the United States Food and Drug Administration (FDA) for sale in the United States and are only sold outside the United States.

Products Needing FDA Clearance

      We have developed a full-field digital mammography system, which we believe may provide better images than conventional mammography of dense breast tissue, often found in younger women. A 510(k) application to market this system was submitted to the FDA in December 1997. In December 1998, Trex Medical received a letter from the FDA notifying the company that based on the data provided, the FDA was unable to determine substantial equivalence with analog, or "film screen," mammography. As a result, the FDA considers the company's 510(k) application seeking clearance to market a full-field digital mammography system to be withdrawn. In its letter, the FDA outlines additional data analysis that will be required for clearance. The company intends to work closely with the FDA to provide the information requested and plans to meet with the FDA in early 1999 in an effort to move the review process forward. The company's high-end mammography systems are designed to be upgraded to incorporate this digital technology, if it becomes available.

Stock Ownership

      On October 3, 1998, our parent company, ThermoTrex Corporation, owned 22,879,568 shares of our common stock. This represented 67% of Trex Medical's outstanding shares on that date. ThermoTrex is a majority-owned public subsidiary of Thermo Electron Corporation. In addition to the products marketed by Trex Medical, ThermoTrex, through its majority-owned and wholly owned subsidiaries, supplies laser-based hair-removal services and personal-care products. ThermoTrex also conducts advanced-technology research in communications, avionics, X-ray detection, signal processing, and lasers. On October 3, 1998, Thermo Electron owned 321 shares of Trex Medical's common stock. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser communications, and electronic information-management technologies.

      ThermoTrex intends to maintain at least 50% ownership of Trex Medical for the foreseeable future. This may require ThermoTrex to purchase additional shares of Trex Medical common stock from time to time if the number of outstanding shares issued by Trex Medical increases. ThermoTrex may purchase these shares either on the open market or directly from Trex Medical. See Notes 4 and 6 to the Consolidated Financial Statements in our Fiscal 1998* Annual Report to Shareholders for a description of outstanding stock options and a convertible note.

Forward-looking Statements

      We make forward-looking statements throughout this document. We typically use the words, "believe," "anticipate," "plan," "expect," "seek," "estimate," and similar expressions to identify forward-looking statements. Unless a passage describes an historical event, you should consider it to be a forward-looking statement. As you make decisions about your investments in Trex Medical, we caution you, in keeping with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, that forward-looking statements regarding the company's future expectations and projections are not guarantees of future performance. They involve risks, uncertainties, and assumptions, and many of the factors that will determine the company's future results are beyond our ability to control

----------------------
* Reference to fiscal 1998, 1997, and 1996 herein are for the years ended October 3, 1998, September 27, 1997, and September 28, 1996, respectively.

or predict. Therefore, our actual results may differ significantly from those suggested by forward-looking statements. You can find these risk factors detailed under the heading "Forward-looking Statements" immediately following the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 1998 Annual Report to Shareholders, which is incorporated in this document by reference.

(b)   Financial Information About Industry Segments

      Trex Medical conducts its business in one industry segment.

(c)   Description of Business

      (i)    Principal Services and Products

Breast Cancer Detection

      Mammography Systems. Through its Lorad and Bennett subsidiaries, the company designs, manufactures, and markets mammography systems. Trex Medical offers two high-end systems, the Lorad M-IV and the Bennett Contour 2000; two mid-tier systems, the Lorad Elite and the Bennett Profile 2000; and two mobile mammography systems, the Lorad T-350 and the Bennett MF-150.

      We have developed a full-field digital mammography system, which we believe may provide better screening than conventional mammography of dense breast tissue, often found in younger women. This system is called the TDMS(TM) Trex Digital Mammography System, and a 510(k) application to market this system was submitted to the FDA in December 1997. In December 1998, the company received a letter from the FDA notifying the company that based on the data provided, the FDA was unable to determine substantial equivalence with analog, or "film screen," mammography. As a result, the FDA considers Trex Medical's 510(k) application seeking clearance to market a full-field digital mammography system to be withdrawn. As discussed above, the company intends to work closely with the FDA to reach a resolution on this matter. The company's high-end conventional mammography systems are designed to be upgraded to incorporate this digital technology, if it becomes available.

      In October 1998, the TDMS received the CE Marking, which indicates that this system meets the safety requirements for marketing in all European Union countries.

      We believe that demand in the market for mammography systems is driven primarily by technological innovation that results in better image quality. Although growth of the installed base has slowed, demand for new systems continues as older models are replaced with those offering technological innovations. In addition, the company believes that the market outside the U.S. will grow as more countries adopt mammography quality standards similar to those adopted in the U.S. Sales of mammography systems accounted for 25%, 25%, and 31% of the company's total revenue in fiscal 1998, 1997, and 1996, respectively.

      Minimally Invasive Breast-biopsy Systems. Through its Lorad and Bennett subsidiaries, the company offers three minimally invasive breast-biopsy systems. These systems provide an alternative to open surgical biopsy, which is generally performed under general anesthesia. Minimally invasive biopsies are typically done on an out-patient basis under local anesthesia and are less expensive than open surgery. Sales of breast-biopsy systems accounted for 19%, 22%, and 27% of the company's total revenue in fiscal 1998, 1997, and 1996, respectively.

      Trex Medical offers two upright systems, which are used in conjunction with the company's mammography systems. For physicians that perform a significant number of biopsies, Trex Medical sells a dedicated, prone biopsy system called the Trex Universal Breast Biopsy System (formerly called the StereoGuide(R)). This system includes a digital "spot" mammography system that enables the doctor to position the sampling device at the site of the suspicious lesion. When performing a biopsy with any Trex Medical system, the doctor has a choice of tissue-sampling devices, which are not manufactured by the company.

      Under an agreement with United States Surgical Corporation (U.S. Surgical), the company has distributed the USS-Trex and the USS-Trex Universal breast biopsy systems. Lorad served as the OEM for this equipment, manufacturing all of the components (a digital guidance system and a specialized table), with the exception of the device that excises the tissue. (Formerly, U.S. Surgical marketed the modified system it bought from Lorad as the ABBI(TM) system.) During 1998, U.S. Surgical was acquired by Tyco International, Ltd. As a result of this acquisition, Trex Medical does not expect there will be any future sales to U.S. Surgical. See "Dependency on a Single Customer."

      The company's StereoGuide system is the subject of two lawsuits alleging infringement of two Fischer Imaging Corporation patents. See "Item 3 - Legal Proceedings."

General-purpose X-ray

      Trex Medical addresses the general-purpose X-ray market primarily through its Bennett, Continental, and Trophy divisions. Bennett designs, manufactures, and markets basic X-ray systems generally used in medical outpatient facilities. Bennett has focused on this segment of the market by providing low-cost, reliable systems. Continental (and, increasingly, Bennett) markets the more sophisticated and expensive X-ray systems typically used in hospitals and clinics. These include the two linear tomography systems marketed by the company. We believe that for a number of applications our linear tomography systems may be a cost-effective alternative to computed tomography (CT) systems. Trophy's medical X-ray systems have not been cleared by the FDA for sale in the U.S. and are only sold outside the U.S. Bennett also manufactures and markets imaging systems designed specifically for chiropractors and veterinarians.

      The U.S. market for general-purpose X-ray systems is stable, and consists primarily of replacement sales as customers upgrade older equipment. The company believes that the international market is substantially larger than the U.S. market and that the installed base of systems is still growing, particularly in developing countries. Trex Medical recently expanded its international sales efforts. Sales of general-purpose X-ray systems accounted for 22%, 23%, and 22% of the company's total revenue in fiscal 1998, 1997, and 1996, respectively.

      The company believes digital imaging will have significant application in the general-purpose and specialized X-ray markets and is developing flat-panel digital technology for these applications. In general-purpose X-ray applications, the company believes digital imaging has the potential to produce better quality images and reduce operating costs by reducing the need for film, processing equipment, and chemicals. In addition, digital imaging will permit the electronic storage of images on magnetic or optical media, as well as the transmission of images to multiple locations. Furthermore, the company believes digital imaging could make the image intensifiers, which are large and expensive components in certain imaging systems, obsolete.

Cardiac Catheterization, Angiography, and Electrophysiology

      XRE designs, manufactures, and markets cardiac catheterization laboratories and positioners for cardiovascular imaging systems. XRE's imaging equipment is used in cath labs where angiography (the examination of blood vessels using X-rays following the injection of a radiopaque contrast medium) is performed. XRE systems are designed to provide real-time images of peripheral blood vessels and of the heart and coronary arteries for physicians performing diagnostic and interventional procedures, such as balloon angioplasty, a procedure in which a segment of a narrowed coronary artery is stretched by the inflation of a balloon introduced into the affected artery. Sales of cardiac cath labs and angiography equipment accounted for 16%, 14%, and 6% of the company's total revenue in fiscal 1998, 1997, and 1996, respectively.

      XRE's products include the Unicath SP(TM), its newest cardio vascular imaging system, with enhanced features such as a larger X-ray tube and advanced image intensifier with Full Frame(TM) Zoom to further improve the visualization of interventional devices such as stents, which are implanted in a blood vessel in order to keep the restricted vessel open once it has been expanded by balloon angioplasty.

      To complement its Unicath SP labs, XRE offers a line of digital-image-processing systems, workstations, and archive alternatives. For example, XRE's DVFX digital video filter system acquires, enhances, and displays high-resolution images at 30 frames per second to clearly image and freeze the motion of the heart. In fiscal 1998, XRE introduced TREXnet(TM), a digital data-management system that integrates digital X-ray images, blood pressure and other physiological data, doctors' notes from the procedure, and patient demographic information into a single database.

      In addition, the company's Continental division designs, manufactures, and sells electrophysiology systems that are used in the diagnosis and treatment of cardiac arrhythmia, which is characterized by the sudden, erratic beating of the heart and can result in cardiac arrest.

      In recent years, significant advances have been made in the treatment of atherosclerosis, which can lead to a narrowing of the arteries, and other coronary artery diseases without extensive surgery. A more recent development involves the permanent implantation of a stent. The company believes interventional cardiologists will increasingly use balloon angioplasty and these other less-invasive techniques to treat vascular diseases. These procedures are performed under the guidance of X-ray imaging such as that provided by the equipment we manufacture.

Radiographic/Fluoroscopic Systems

      Through its Continental and Trophy divisions, the company designs, manufactures, and markets radiographic/fluoroscopic (R/F) products. An R/F system is able to record dynamic events by capturing a series of images in a short period of time. For example, R/F systems are used for various gastrointestinal procedures to image in real-time the progress of a radiopaque ingested solution (typically barium) through the digestive tract.

      Continental produces R/F systems using advanced high-frequency generators that provide pulsed power, resulting in substantially reduced radiation exposure to the patient. Continental's R/F products include the DigiSpot(TM) 2000, a high-speed digital imaging system that records the image in an electronic format, permitting the electronic storage of images on magnetic or optical media, and the transmission of images to multiple locations with image quality comparable to film-based systems.

      Outside the U.S., Trophy sells an R/F system called the Evolution HV remote control table. This product has not been cleared by the FDA for sale in the U.S. The system is remotely controlled, which means that the operator can stand some feet away, thereby significantly reducing the operator's X-ray exposure.

Dental X-ray Systems

      In April 1998, the company acquired Paris-based Trophy Radiologie, the world's largest manufacturer of digital dental X-ray systems. Through this division, the company designs, manufactures, and markets a variety of conventional and digital dental X-ray systems. In 1987, Trophy introduced the first digital X-ray system for dentists. The current-generation product line includes the RVG(TM) digital X-ray system, which uses 90 percent less radiation than conventional dental X-rays and eliminates the need for film and the chemicals required to develop it. The RVG can be upgraded to incorporate the latest software, such as the Logicon(TM) Caries Detector, which was approved by the FDA in October 1998. This software assists dentists in analyzing and diagnosing difficult-to-see lesions by graphically displaying changes in tooth density as well as lesion probability. Trophy has entered into a letter of intent to be the exclusive worldwide distributor of this software, which is designed to detect decay, or "caries," particularly between teeth. This distributorship arrangement remains subject to the negotiation of a mutually acceptable definitive agreement.

      In addition, Trophy also offers an intra-oral camera used to help dentists communicate with their patients and a panoramic system, which allows the dentist to image the patient's entire jaw.

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

      The company manufactures the lasers used in ThermoLase's hair-removal process. ThermoLase is a publicly traded, majority-owned subsidiary of ThermoTrex. Sales of these lasers totaled $2.9 million in fiscal 1998, $11.4 million in fiscal 1997, and $8.5 million in fiscal 1996.

Sales and Distribution

      We sell our products through a worldwide network of more than 100 independent dealers and, to a lesser extent, on a direct basis. Each of the company's operating units employs regional sales managers who oversee the performance of the independent dealers on a domestic and international basis and, in certain instances, support direct sales efforts. The company and its independent dealers maintain a staff of factory-trained service technicians to support its systems on a worldwide basis.

OEM Agreements

     In addition to manufacturing and marketing its own systems, the company manufactures systems and system components as an OEM for other medical equipment companies such as the GE Medical Systems division of General Electric Company
(GE). During 1998, U.S. Surgical, a former significant OEM customer, was acquired by Tyco International, Ltd. As a result of this acquisition, Trex Medical does not expect there will be any future sales to U.S. Surgical. See "Dependency on a Single Customer."

Government Regulation

     Trex  Medical's  products  as  well  as  its  research,   development,  and
manufacturing activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, medical devices are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act, the Public Health Services Act, and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record-keeping, reporting, approval, advertising, and promotion of products such as those offered by the company. Noncompliance with applicable requirements can result in fines, recalls, or seizures of products, total or partial suspension of production, and criminal prosecution.

      The company is also subject to periodic inspections by the FDA, which audits the company's compliance with current good manufacturing practices, which are set forth in the Quality System Regulation (QSR) during such inspections. Enforcement of QSR regulations has increased significantly in the last several years. If Trex Medical or any of its facilities was determined to be in noncompliance, and it was not possible to convince the FDA of the adequacy of its compliance, the FDA could assert penalties or remedies, including a recall or temporary suspension of product shipments until compliance was achieved. These penalties or remedies could have a material adverse effect on the company's business and results of operations.

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

      Trex Medical has been subject to recalls of certain of its products from time to time under Public Law 90-602. Under this law, the manufacturer must repair, replace, or refund the cost of any product that is not in compliance with the relevant performance standard.

      (ii) and (xi)     New Products; Research and Development

      The company maintains active programs for the development of new mammography and X-ray imaging systems. The company's current development efforts are focused on refining and conducting continuing research on the full-field digital mammography system that it has developed, the enhancement of existing mammography products, and the introduction of a flat-panel digital detector for use in its general-purpose and specialized X-ray systems.

      Until the end of fiscal 1998, the company was supporting the development of a mammography system based on flat-panel direct-detection digital imaging technology being developed by scientists at ThermoTrex. ThermoTrex has granted the company a fully paid, exclusive, worldwide, perpetual license to use such technology in the fields of mammography and general radiography. Under the terms of the license agreement with ThermoTrex, the company elected to fund approximately $6.0 million of the research and development in the fields of R/F, mobile C-arm fluoroscopy, and cardiography/angiography over a three-year period, so the company's license was extended to cover such fields. As of October 3, 1998, the company had completed its funding obligation of $6.0 million under the agreement. As a result of a reevaluation of limited resources, the company has elected to discontinue funding of this development.

      Trex Medical's research and development expenses were $32.4 million in fiscal 1998, $24.7 million in fiscal 1997, and $18.9 million in fiscal 1996.

      (iii)  Raw Materials

      The raw materials, components, and supplies we purchase are available from a number of different suppliers. If necessary, we believe we could develop alternative sources without a material adverse effect on our results. To date, we have not experienced any difficulty in obtaining raw materials, components, or supplies.

      (iv)   Patents, Licenses, and Trademarks

      Trex Medical protects its intellectual property rights and applies for patent protection when the company believes it is appropriate. The company currently holds numerous issued U.S. patents expiring at various dates ranging from 2003 to 2014. The company also has more than 10 applications pending for additional U.S. patents and a number of foreign counterparts for its patents in various foreign countries. Although patent protection may provide the company with competitive advantages with respect to certain systems, the company believes that technical know-how and trade secrets are more important to its business than patent protection.

      Competitors and other third parties hold issued patents and pending patent applications relating to imaging and other related technologies, and it is uncertain whether these patents and patent applications will require the company to alter its products or processes, pay licensing fees, or cease certain activities. Trex Medical is a defendant in two patent infringement lawsuits and a lawsuit alleging it misappropriated certain other technology owned by a third party. See information under the heading "Risks Associated With Patent and Other Litigation" under the caption "Forward-looking Statements" in the Registrant's Fiscal 1998 Annual Report to Shareholders (which statements are incorporated in this document by reference), and "Item 3 - Legal Proceedings."

      (v)    Seasonal Influences

      There are no significant seasonal influences on our sales of products and services.

      (vi)   Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

      (vii)  Dependency on a Single Customer

      Revenues from OEM sales of a modified design of the company's stereotactic prone breast-biopsy system to U.S. Surgical accounted for 14% of the company's total revenues in fiscal 1998. During 1998, U.S. Surgical was acquired by Tyco International, Ltd. As a result of this acquisition, Trex Medical does not expect that there will be any future OEM sales to U.S. Surgical.

      (viii) Backlog

      Our backlog of firm orders was $62.7 million at October 3, 1998, compared with $54.3 million at September 27, 1997. We anticipate that substantially all of our fiscal 1998 backlog will be shipped during fiscal 1999.

      (ix)   Government Contracts

      Less than 1% of Trex Medical's total revenues in fiscal 1998 were derived from contracts or subcontracts with the federal government, that are subject to renegotiation of profits or termination. The company does not have knowledge of threatened or pending renegotiation or termination of any material government contract or subcontract.

      (x)    Competition

      The healthcare industry in general, and the market for imaging products in particular, is highly competitive. In the medical imaging field, Trex Medical competes with a number of companies, many of which have substantially greater financial, marketing, and other resources. The company's competitors include large companies such as GE Medical Systems, the Philips Medical Systems subsidiary of Philips N.V., Siemens AG, Toshiba, Shimadzu Corporation, and Picker International, Inc., which compete in most diagnostic imaging modalities, including X-ray imaging. Outside the U.S., in the dental imaging field, the company's competitors include Planmeca OY, Sirona Dental Systems, and the Soredex division of Orion Corporation. In the U.S., in the dental imaging field, the company's competitors include Schick Technologies, Inc., Dexis, the Gendex and New Image divisions of DENTSPLY International, Inc., Sygnus Imaging, and the Dent-X subsidiary of AFP Imaging Corporation. In addition, a significant portion of the company's sales are through OEM arrangements. The products sold through such OEM agreements compete with those offered by the company directly and through its independent dealers. The company's three minimally invasive breast-biopsy systems compete with products offered by GE, Fischer Imaging Corporation, and Philips, and with conventional surgical biopsy procedures. The company competes primarily on the basis of product features, product performance, and reputation as well as price and service. Trex Medical believes that competition is likely to increase as a result of healthcare cost-containment pressures and the development of alternative diagnostic and interventional technologies.

      (xii)     Environmental Protection Regulations

      We believe that compliance with federal, state, and local environmental regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

      (xiii) Number of Employees

      As of October 3, 1998, Trex Medical employed 336 people.

(d)   Financial Information about Exports by Domestic Operations

      We summarize financial information about exports by domestic operations in
Note 9 to Consolidated Financial Statements in Trex Medical's Fiscal 1998 Annual Report to Shareholders, which is incorporated in this document by reference.

(e)   Executive Officers of the Registrant

      Name                         Age    Present Title (Fiscal Year First Became Executive
                                          Officer)
      ---------------------------- ------ -----------------------------------------------------

      Gary S. Weinstein            41     Interim Co-Chief Executive Officer (1998)
      John T. Keiser               62     Interim Co-Chief Executive Officer (1998)
      John N. Hatsopoulos*         64     Chief Financial Officer and Senior Vice President
                                             (1995)
      John M. Brenna               52     Vice President (1997)
      Paul F. Kelleher             56     Chief Accounting Officer (1995)
      --------------------
      * John N. Hatsopoulos will retire as chief financial officer and senior vice president effective December 31, 1998. Theo Melas-Kyriazi has been appointed to succeed Mr. Hatsopoulos chief financial officer.

     Each executive officer serves until his or her successor is chosen or appointed by the board of directors and qualified, or until earlier resignation, death, or removal. Mr. Hatsopoulos and Mr. Kelleher have held comparable positions for at least five years with Trex Medical or Thermo Electron. Mr. Weinstein has been chief executive officer of ThermoTrex since February 1996. For at least five years prior to joining the company, Mr. Weinstein held various positions at Lehman Brothers, an investment banking firm, including heading its global syndicate and equity capital market group from March 1995 until joining the company. Mr. Keiser has served as chief operating officer for biomedical and new technologies at Thermo Electron since September 1998. Mr. Keiser also serves as president of Thermedics Inc., a majority-owned subsidiary of Thermo Electron, a position he has held since March 1998 and was named chief executive officer of Thermedics Inc. in December 1998. He served as a senior vice president of Thermedics Inc. from 1994 to 1998. From 1985 until 1994, Mr. Keiser was president of the Eberline Instrument division of Thermo Instrument Systems Inc., a majority-owned public subsidiary of Thermo Electron. Mr. Brenna has been a vice president since joining the company in March 1996. Prior to joining Trex Medical, Mr. Brenna was director of marketing, North America, for Philips Medical Systems, a position he held for seven years. Mr. Hatsopoulos, Mr. Kelleher, and Mr. Keiser are full-time employees of Thermo Electron, and Mr. Weinstein is a full-time employee of ThermoTrex, but they devote as much time to the affairs of the company as is reasonably required. Mr. Melas-Kyriazi joined Thermo Electron in 1986 as assistant treasurer, and became treasurer in 1988. He was named president and chief executive officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc., in 1994. In 1997, he became vice president of corporate strategy for Thermo Electron. Mr. Melas-Kyriazi will remain a full-time employee of Thermo Electron, and, when he succeeds Mr. Hatsopoulos as chief financial officer, will also devote such time to the affairs of the company as the company's needs reasonably require.

Item 2.  Properties

      Trex Medical owns four office and manufacturing facilities: a 62,500-square-foot facility in Danbury, Connecticut; a 145,000-square-foot facility in Broadview, Illinois; a 129,000-square-foot facility in Bolu, Turkey; and a 7,500-square-foot facility in Jakarta, Indonesia. The company leases a 120,000-square-foot office and manufacturing facility in Copiague, New York, under a lease expiring in 2005; a 156,000-square-foot office and manufacturing facility in Littleton, Massachusetts, under a lease expiring in 2012; a 60,000-square-foot office and manufacturing facility in Danbury, Connecticut, under a lease expiring in 2007; a 120,000-square-foot office, manufacturing, and lab facility in Paris, France, under a lease expiring in 2002; and a 10,750-square-foot office and manufacturing facility in Saint Eitenne, France, under a lease expiring in 2007. The company also leases facilities in Italy, Germany, Japan, Belgium, Spain, and the United Kingdom.

      We believe these facilities are in good condition and are suitable and adequate to meet our current needs.

Item 3.  Legal Proceedings

      On April 2, 1992, Fischer Imaging Corporation filed a lawsuit in the United States District Court, District of Colorado, against Trex Medical's Lorad division, alleging that Lorad's prone breast-biopsy system infringes a Fischer patent on a precision mammographic needle-biopsy system. As of October 3, 1998, Trex Medical had recorded revenues of approximately $145.7 million from the sale of these systems; $34.4 million of the total was from sales that were recorded before October 16, 1995, which is the date that Lorad was transferred from ThermoTrex to Trex Medical. On April 7, 1998, Fischer filed a second lawsuit in the United States District Court, district of Colorado, against Trex Medical's Lorad division, alleging that Lorad's manufacture of breast-imaging equipment and breast-biopsy system infringes on a second Fischer patent which was issued April 7, 1998. These two lawsuits have been consolidated into a single lawsuit.

      Fisher is seeking a permanent injunction, treble damages, and attorneys' fees and expenses. If the company is unsuccessful in defending this lawsuit, it may be enjoined from manufacturing and selling its prone breast-biopsy system without a license from Fischer. If a license were required, there is no assurance that the company will be able to obtain one on commercially reasonable terms, or on any terms. In addition, the company may be subject to damages for past infringement.

      When Trex Medical was incorporated, ThermoTrex agreed to indemnify Trex Medical for any and all cash damages related to sales of the prone breast-biopsy system prior to October 16, 1995, the date that Lorad was transferred to Trex Medical. As of October 3, 1998, Trex Medical had accrued approximately $1.1 million for costs associated with this litigation. Any indemnification payment that Trex Medical would receive from ThermoTrex would be treated as a contribution to shareholders' investment.

      Our newly acquired division Trophy Radiologie, is party to a lawsuit filed March 21, 1996, in the United States District Court for the Eastern District of New York against Schick Technologies, Inc., alleging infringement of a Trophy patent relating to dental X-ray apparatus. Schick has filed a counterclaim against Trophy alleging infringement of a Schick patent that also relates to dental X-ray apparatus. Each of the parties is seeking a declaration that the opposing party's patent is invalid, a permanent injunction, treble damages, and attorneys' fees and expenses.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated in this document by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated in this document by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated in this document by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the caption "Market Risk" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated in this document by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's Fiscal 1998 Annual Report to Shareholders and are incorporated in this document by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

                                    PART III
Item 10. Directors and Executive Officers of the Registrant

      The information concerning directors required under this item is incorporated in this document by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

      The information required under this item is incorporated in this document by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required under this item is incorporated in this document by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

      The information required under this item is incorporated in this document by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a, d)  Financial Statements and Schedules

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

Date:  December 23, 1998                        TREX MEDICAL CORPORATION

                                           By:  /s/ Gary S. Weinstein
                                                Gary S. Weinstein
                                                Interim Co-Chief Executive
                                                Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 23, 1998.

Signature                                  Title

By:  /s/ Gary S. Weinstein                 Interim Co-Chief Executive Officer,
     Gary S. Weinstein                     Chairman of the Board, and Director

By:  /s/ John T. Keiser                    Interim Co-Chief Executive Officer
     John T. Keiser                        andDirector

By:  /s/ John N. Hatsopoulos               Chief Financial Officer and Senior
     John N. Hatsopoulos                   Vice President

By:  /s/ Paul F. Kelleher                  Chief Accounting Officer
     Paul F. Kelleher

By:  /s/ Dr. Elias P. Gyftopoulos          Director
     Dr. Elias P. Gyftopoulos

By:  /s/ Dr. James W. May, Jr.             Director
     Dr. James W. May, Jr.

By:  /s/ Hutham S. Olayan                  Director
     Hutham S. Olayan

By:  /s/ Firooz Rufeh                      Director
     Firooz Rufeh

                    Report of Independent Public Accountants
To the Shareholders and Board of Directors of Trex Medical Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Trex Medical Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and we have issued our report thereon dated December 21, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 on page 14 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          Arthur Andersen LLP



Boston, Massachusetts
December 21, 1998


SCHEDULE II

                            TREX MEDICAL CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)

Description                                 Balance at     Provision     Accounts    Other (a)      Balance
                                             Beginning       Charged      Written                    at End
                                                    of            to                                of Year
                                                  Year       Expense          Off
------------------------------------------- ----------- ------------- ------------ ------------ ------------

Allowance for Doubtful Accounts

Year Ended October 3, 1998                      $1,298       $  697       $  (542)      $1,214      $ 2,667

Year Ended September 27, 1997                   $1,264       $  170       $  (136)      $    -      $ 1,298

Year Ended September 28, 1996                   $  870       $  273       $  (151)      $  272      $ 1,264

(a) Includes allowances of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's Fiscal 1998
    Annual Report to Shareholders and the effect of foreign currency translation.


Description                                 Balance at   Established     Activity     Other (c)      Balance
                                             Beginning       as Cost      Charged                    at End
                                                    of            of          to                    of Year
                                                  Year  Acquisitions      Reserve
------------------------------------------- ----------- ------------- ------------ ------------ ------------

Accrued Acquisition Expenses (b)

Year Ended October 3, 1998                       $2,506      $ 2,335      $(1,853)      $  174       $3,162

Year Ended September 27, 1997                    $3,317      $     -      $  (811)      $    -       $2,506

Year Ended September 28, 1996                    $3,452      $ 1,159      $(1,294)      $    -       $3,317

(b) The nature of activity in this account is described in Note 2 to consolidated Financial Statements in the Registrant's Fiscal 1998 Annual
    Report to Shareholders.
(c)  Includes the effect of foreign currency translation

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

4.1 $42,000,000 Subordinated Convertible Note due 2000 of the Registrant issued to ThermoTrex Corporation (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

10.1 Corporate Services Agreement dated as of September 27, 1995, between Thermo Electron Corporation and the Registrant (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

10.3 Tax Allocation Agreement dated as of September 27, 1995, between Thermo Electron and the Registrant (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

10.4 Master Repurchase Agreement dated as of September 27, 1995, between Thermo Electron and the Registrant (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-11827] and incorporated herein by reference).

10.5 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 12, 1997, between Thermo Electron and the Registrant (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-11827] and incorporated herein by reference).

10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 12, 1997, between ThermoTrex and the Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-11827] and incorporated herein by reference).

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

10.9 Distributorship Agreement between ThermoTrex and U.S. Surgical Corporation dated as of October 20, 1995, as amended (filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

Exhibit
Number     Description of Exhibit

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

           In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and ThermoTrex for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

10.17 License Agreement between the Registrant and ThermoTrex dated as of October 16, 1995 (filed as Exhibit 10.88 to the
           Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

10.18 Amended and Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-11827] and incorporated herein by reference).

1019 Lease dated May 29, 1996, between John K. Grady, Trustee of Concord Associates Foster Street Trust, and XRE Acquisition Corp.
           (filed as Exhibit 10.89 to the Registrant's Registration
           Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

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

Exhibit
Number     Description of Exhibit

10.21 Letter Agreement dated January 13, 1997, between the Registrant and Philips Medical Systems (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996 [File No. 1-11827] and incorporated herein by reference).

10.22 Form of Purchase Order and Terms and Conditions for Purchases of Lasers by ThermoLase Corporation from the Registrant (filed as
           Exhibit 10.30 to ThermoLase's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-13104] and incorporated herein by reference).

*10.23 Amendment to Distributorship Agreement, dated March 26, 1998, amending Distributorship Agreement dated October 20, 1995, between the Registrant and U.S. Surgical Corporation.

*10.24 Amended Agreement, dated July 2, 1998, amending Distributorship Agreement dated October 20, 1995, between the Registrant and U.S. Surgical Corporation.

*10.25     Letter Agreement, dated August 20, 1998, amending
           Distributorship Agreement dated October 20, 1995, between the Registrant and U.S. Surgical Corporation.

 13 Annual Report to Shareholders for the fiscal year ended October 3, 1998 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule.


* Confidential treatment as to certain portions are omitted and filed separately with the Securities and Exchange Commission.