Form 10-K/A
period 1998-10-03
TREX MEDICAL CORP
filed 1999-01-29
CIK 1003539

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
              ___________________________________________________

                        AMENDMENT NO. 1 ON FORM 10-K/A
                                 TO FORM 10-K

(mark one)

 X        Annual Report Pursuant to Section 13 or 15(d) of the Securities
---
          Exchange Act of 1934


___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-11827

                           TREX MEDICAL CORPORATION
           (Exact name of Registrant as specified in its character)

Delaware                                                     06-1439626
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

36 Apple Ridge Road
Danbury, Connecticut                                         06810
(Address of principal executive offices)                     (zip code)

      Registrant's telephone number, including area code:  (781) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                    -------------------
Common Stock, $.10 par value                           American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No __
                                 -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 3, 1998, was approximately $135,027,000.

As of October 3, 1998, the Registrant had 34,134,342 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 3, 1998 are incorporated by reference into Parts I and II.

Part III, Item 10.    Directors and Executive Officers of the Registrant.

Part III, Item 11.    Executive Compensation.

Part III, Item 12.    Security Ownership of Certain
                      Beneficial Owners and Management.

Part III, Item 13.    Certain Relationships and Transactions.

The information required under Items 10, 11, 12 & 13 of Part III, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on form 10-K/A to be signed by the undersigned, duly authorized.

                                         TREX MEDICAL CORPORATION

                                         By:  /s/ Sandra L. Lambert
                                           ----------------------------
                                              Sandra L. Lambert
                                              Secretary

                                 ATTACHMENT A

                                   DIRECTORS


  Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, ThermoTrex Corporation ("ThermoTrex"), a provider of medical products, personal-care products and services, and advanced technology research, and ThermoTrex's parent corporation, Thermo Electron Corporation ("Thermo Electron"), a provider of diversified products and services for the biomedical, instrument, and environmental markets, is reported under the caption "Stock Ownership."

Elias P. Gyftopoulos.... Dr. Gyftopoulos, 71, has been a director of the Corporation since November 1995. Dr. Gyftopoulos is
                         Professor Emeritus of the Massachusetts Institute of Technology, where he was the Ford Professor of
                         Mechanical Engineering and of Nuclear Engineering for more than 20 years until his retirement in 1996. Dr.
                         Gyftopoulos is also a director of Thermo BioAnalysis Corporation, Thermo Cardiosystems Inc., Thermo
                         Electron, ThermoLase Corporation, ThermoRetec Corporation, ThermoSpectra Corporation, Thermo Voltek Corp.
                         and Thermo Vision Corporation.

Hal Kirshner............ Mr. Kirshner, 57, has been a director of the Corporation since its inception in October 1995. He was the chief executive officer and president of the Corporation from October 1995 through December 13, 1998. Mr.
                         Kirshner was also president of the LORAD division of the Corporation from 1991 until 1997.

John T. Keiser.......... Mr. Keiser, 63, has been a director of the Corporation since June 1997. He has been a vice president of
                         Thermo Electron since April 1997 and has been the chief operating officer, biomedical and advance technology, of Thermo Electron since September 1998. Mr. Keiser was promoted to the position of president of Thermedics Inc. in March 1998 and also named chief executive officer in December 1998, and was a senior vice president of Thermedics Inc. from 1994 until his promotion to president. He has also been the president of Thermo Electron's wholly owned biomedical group, a manufacturer of medical equipment and instruments, since 1994. Mr. Keiser was president of the Eberline Instrument, division of Thermo Instrument
                         Systems Inc., a majority-owned subsidiary of Thermo Electron, from 1985 to July 1994. The Eberline
                         Instrument division manufactures radiation detection and counting instrumentation and radiation monitoring systems. Mr. Keiser is a director of Metrika Systems Corporation, Thermo Sentron Inc., Thermedics Inc.,
                         Thermo Cardiosystems Inc., Thermedics Detection Inc. and ThermoLase Corporation.

James W. May Jr. ....... Dr. May, 55, has been a director of the Corporation since February 1996. He has been Professor of Surgery at Harvard Medical School since 1994 and was Associate Clinical Professor of Surgery for more than five years prior to that time. He has also been Director of Plastic Surgery at Massachusetts General Hospital
                         since 1982.

Hutham S. Olayan........ Ms. Olayan, 44, has been a director of the Corporation since February 1996. She has served since 1995 as president and a director of Olayan America Corporation, a member of the Olayan Group, and as president and a director of Competrol Real Estate Limited, another member of the Olayan Group, until its merger into
                         Olayan America Corporation in 1997. The surviving company is engaged in private investments, including real estate, and advisory services. In addition, from 1985 to 1994, Ms. Olayan served as president and a director of Crescent Diversified Limited, another member of the Olayan Group engaged in private investments. Ms. Olayan is also a director of Thermo Electron.

Firooz Rufeh............ Mr. Rufeh, 61, has been a director of the Corporation since its inception in October 1995. Mr. Rufeh presently serves as a consultant to Thermo Electron. Mr. Rufeh served as the chief executive officer of
                         ThermoTrex from 1988 to February 1996, and as the president of ThermoTrex from 1988 to February 1997. Mr.
                         Rufeh also served as a vice president of Thermo Electron from 1986 until his retirement in February 1997.

Gary S. Weinstein....... Mr. Weinstein, 41, has been a director of the Corporation and its chairman of the board since February
                         1996. He has also served as chief executive officer of ThermoTrex and as a vice president of Thermo
                         Electron since February 1996. Mr. Weinstein was a managing director of Lehman Brothers Inc. from 1992 until
                         February 1996, serving from March 1995 until leaving the firm as managing director and head of global syndicate and equity capital markets. Mr. Weinstein joined Lehman Brothers in 1988 and served in various positions, including head of equities in Europe, head of equity new issues in North and South America and head of global convertible securities. Mr. Weinstein is also a director of ThermoLase Corporation and
                         ThermoTrex.

Committees of the Board of Directors and Meetings

  The board of directors has established an audit committee and a human resources committee, each consisting solely of outside directors. The present members of the audit committee are Ms. Olayan (Chairman), Dr. May and Dr. Gyftopoulos. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Dr. Gyftopoulos (Chairman), Dr. May and Ms. Olayan. The human resources committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met six times, the audit committee met twice and the human resources committee met four times during fiscal 1998. Each director attended at least 75% of all meetings of the board of directors and committees on which he or she served held during fiscal 1998.

Compensation of Directors

 CASH COMPENSATION

  Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of outside directors' fees is made quarterly. Mr. Kirshner, Mr. Keiser and Mr. Weinstein are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings.

 DEFERRED COMPENSATION PLAN FOR DIRECTORS

  Under the Deferred Compensation Plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the acquisition, without the prior approval of the board of directors, directly or indirectly, by any person of 50% or more of the outstanding common stock or the outstanding common stock of ThermoTrex or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the board of directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of ThermoTrex or Thermo Electron to constitute a majority of the board of directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of common stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of November 28, 1998, deferred units equal to 2146.28 shares of Common Stock were accumulated under the Deferred Compensation Plan.

 DIRECTORS STOCK OPTION PLAN

  The Corporation has adopted a directors stock option plan (the "Directors Plan") providing for the grant of stock options to purchase shares of Common Stock to outside directors as additional compensation for their service as directors. The plan provides for the grant of stock options upon a director's initial appointment and, beginning in 2000, awards options to purchase 1,000 shares annually to directors.

  Under the Plan, each eligible director and each new outside director initially joining the board of directors in 1996 was granted an option to purchase 40,000 shares of Common Stock upon the later of the adoption of the plan or the director's appointment or election. The size of the award to new directors appointed to the board of directors after 1996 is reduced by 10,000 shares in each subsequent year. Directors initially joining the board of directors after 1999 would not receive an option grant upon their appointment or election to the board of directors, but would be eligible to participate in the annual option awards described below. Options evidencing initial grants to directors are presently exercisable; however, the shares acquired upon exercise are subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or another Thermo Electron company. In such event, the restrictions and repurchase rights shall lapse or be deemed to have lapsed in annual installments of 10,000 shares per year, starting with the first anniversary of the date of grant, provided the director has continuously served as a director of the Corporation, Thermo Electron or any subsidiary of Thermo Electron since the grant date. These options expire on the fifth anniversary of the grant date, unless the director dies, ceases to be an eligible director or otherwise ceases to serve as a director of the Corporation, Thermo Electron or any subsidiary of Thermo Electron prior to that date.

  Commencing in 2000, eligible directors will also receive an annual grant of options to purchase 1,000 shares of Common Stock, provided the Common Stock is then publicly traded. The annual grant would be made at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation to each outside director then holding office, commencing with the annual meeting to be held in 2000. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the date of grant and prior to the expiration of the option on the third anniversary of the date of grant. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the date of grant for any reason other than death.

  The exercise price for options granted under the Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal exchange on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price paid per share by third parties in an arms-length transaction prior to the option grant. As of November 28, 1998, options to purchase 120,000 shares of Common Stock had been granted and were outstanding under the Director's Plan, no options had lapsed, no options had been exercised, and options to purchase 80,000 shares of Common Stock were reserved and available for grant.

Stock Ownership Policies for Directors

  During fiscal 1996, the human resources committee of the board of directors (the "Committee") established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level within three years of their appointment. All Directors are in compliance with this policy. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1996, which is described in the Committee Report on Executive Compensation--Stock Ownership Policies.

  In addition, the Committee adopted a policy requiring directors to hold a certain number of shares of the Corporation's Common Stock acquired upon the exercise of stock options. Under this policy, directors are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described in the Committee Report on Executive Compensation--Stock Ownership Policies.

                                STOCK OWNERSHIP

  The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and ThermoTrex as of November 28, 1998, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and current executive officers as a group.

  While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

                                 Trex Medical     ThermoTrex    Thermo Electron
Name                            Corporation (2) Corporation (3) Corporation (4)
----                            --------------- --------------- ---------------
ThermoTrex Corporation (5).....   24,214,930            N/A              N/A
John M. Brenna.................       51,500              0           10,000
Elias P. Gyftopoulos...........       41,000          6,000           71,704
John T. Keiser.................       20,000              0          292,508
Hal Kirshner...................      276,750         83,321           41,349
James W. May, Jr. .............       41,002              0                0
Hutham S. Olayan...............       46,173          6,000           28,262
Firooz Rufeh...................       40,000         52,645           88,185
Gary S. Weinstein..............      315,000        110,000          210,612
All directors and current
 executive officers as a group
 (11 persons) .................    1,244,425        271,882        1,179,670

--------
(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and ThermoTrex beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.
(2) Shares of the Common Stock beneficially owned by each director and executive officer and by all directors and current executive officers as a group exclude 24,214,930 shares beneficially owned by Thermo Electron. Shares of the Common Stock beneficially owned by Mr. Brenna, Dr. Gyftopoulos, Mr. Keiser, Mr. Kirshner, Dr. May, Ms. Olayan, Mr. Rufeh, Mr. Weinstein and all directors and current executive officers as a group include 50,000, 40,000, 20,000, 158,250, 40,000, 40,000, 40,000, 300,000
    and 1,098,250 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Ms. Olayan and Dr. May include 1,173 and 972 full shares, respectively, that had been allocated through November 28, 1998, to Ms. Olayan's and Dr. May's accounts maintained under the Corporation's Deferred Compensation Plan for Directors. Shares
   beneficially owned by Ms. Olayan do not include 350,000 shares owned by Crescent International Holdings Ltd. and 15,000 shares owned by Crescent Growth Fund Ltd., both members of the Olayan Group. Crescent International Holdings Ltd. and Crescent Growth Fund Ltd. are indirectly controlled by Suliman S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent International Holdings Ltd. and Crescent Growth Fund Ltd. As of November 28, 1998, no director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of November 28, 1998. All directors and current executive officers as a group beneficially owned 3.67% of the Common Stock outstanding as of such date.
(3) Shares of the common stock of ThermoTrex beneficially owned by Dr. Gyftopoulos, Mr. Keiser, Mr. Kirshner, Ms. Olayan, Mr. Rufeh, Mr. Weinstein and all directors and current executive officers as a group include 6,000, 73,000, 6,000, 30,000, 100,000 and 225,000 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. As of November 28, 1998, no director or executive officer beneficially owned more than 1% of the common stock outstanding as of November 28, 1998; all directors and current executive officers as a group beneficially owned 1.45% of the common stock outstanding as of such date.
(4) Shares of the common stock of Thermo Electron beneficially owned by Mr. Brenna, Dr. Gyftopoulos, Mr. Keiser, Mr. Kirshner, Ms. Olayan, Mr. Rufeh, Mr. Weinstein and all directors and current executive officers as a group include 10,000, 9,125, 251,622, 39,550, 9,125, 73,123, 210,275, and
    975,592 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by all directors and current executive officers as a group include 2,497 full shares allocated to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of November 28, 1998, executive officers of Thermo Electron. Shares beneficially owned by Ms. Olayan and all directors and current executive officers as a group include 16,887 full shares, allocated through November 28, 1998, to Ms. Olayan's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Ms. Olayan do not include 6,050,000 shares owned by Crescent Holding GmbH and 20,000 shares owned by Crescent Growth Fund, Ltd., both members of the Olayan Group. Crescent Holding GmbH and Crescent Growth Fund, Ltd. are indirectly controlled by Suliman S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent Holding GmbH and Crescent Growth Fund Ltd.. As of November 28, 1998, no director or executive officer beneficially owned more than 1% of the outstanding Thermo Electron Common Stock; all directors and current executive officers as a group beneficially owned less than 1% of the Thermo Electron common stock outstanding as of November 28, 1998.
(5) Thermo Electron beneficially owned 72.24% of the Common Stock outstanding as of November 28, 1998, all of which is owned through ThermoTrex, which is a majority-owned subsidiary of Thermo Electron. Shares beneficially owned by Thermo Electron include 678,541 shares issuable upon conversion of a 4.2% convertible debenture due in 2000. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of November 28, 1998, Thermo Electron had the power to elect all of the members of the Corporation's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1998, except in the following instances.

  Mr. Kirshner filed a Form 4 late, reporting two sales of shares of Common Stock. Thermo Electron filed seven Forms 4 late, reporting a total of 28 transactions. including three open market purchases of shares of Common Stock and 25 transactions associated with the grant, exercise and lapse of options to purchase Common Stock granted to employees under its stock option program.

                            EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and four other most highly compensated executive officers (the "named executive officers") for the last three full fiscal years. The Corporation has a fiscal year that is the 52- or 53- week period ending on the Saturday nearest September 30.

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

                          Summary Compensation Table

                                Annual Compensation
                                        (1)            Long Term Compensation
                                -------------------    -----------------------
                                                       Securities Underlying
Name and Principal       Fiscal                        Options (No. of Shares     All Other
Position                  Year   Salary   Bonus (2)       and Company) (3)    Compensation  (4)
------------------       ------ --------- ---------    ----------------------------------------
Hal Kirshner (7)........  1998  $ 218,750      n/a (2)       8,250 (TXM)           $ 5,625
 Former Chief Executive
 Officer                                                     7,600 (TMO)
 and President                                               2,000 (MKA)
                                                             2,000 (ONX)
                                                            20,000 (RGI)
                                                             2,000 (TDX)
                                                             1,000 (TISI)
                                                            30,000 (TLZ)
                                                             2,000 (TRIL)
                                                             1,500 (VIZ)
                                                             2,000 (TRCC)
                          1997  $ 197,500 $ 200,000            300 (TMO)           $ 5,344
                          1996  $ 192,500 $ 200,000        150,000 (TXM)           $ 9,958 (5)
                                                               150 (TMO)
                                                             2,000 (TBA)
                                                             2,000 (TFG)
                                                             2,000 (TLT)
                                                             6,000 (TOC)
                                                             6,000 (TMQ)
                                                             2,000 (TSR)
John M. Brenna (6)......  1998  $ 134,875      n/a (2)         --        --        $ 1,654
 Vice President           1997  $ 128,750 $  63,000         30,000 (TXM)               --
                                                            10,000 (TMO)               --

--------
(1) Annual compensation for executive officers generally is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September. The salary data presented here has been adjusted to reflect salary paid during the Corporation's fiscal year.
(2) The bonus amount represents the bonus paid for performance during the calendar year in which the Corporation's fiscal year-end occurred. As of the date hereof, bonuses have not yet been determined for calendar 1998.
(3) In addition to receiving options to purchase Common Stock (designated in the table as "TXM"), the named executive officers of the Corporation were granted options to purchase shares of the common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo

   BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as
   TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), Metrika Systems Corporation (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), Randers Group Incorporated (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as TDX), Thermo Information Solutions Inc. (designated in the table as TISI), ThermoLase Corporation (designated in the table as TLZ), Thermo Trilogy Corporation (designated in the table as TRIL), Thermo Vision Corporation (designated in the table as VIZ) and Trex Communications Corporation (designated in the table as TRCC).
(4) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.
(5) In addition to a $5,344 matching contribution referred to in footnote (4), this amount includes $4,614, representing the then market value of 115 shares of Thermo Electron Common Stock received by Mr. Kirshner in May 1996 at Thermo Electron's Annual Management Conference in recognition of his managerial achievements.
(6) Mr. Brenna was appointed a vice president of the Corporation in December
    1996.
(7) Mr. Kirshner resigned as president and chief executive officer of the Corporation effective as of December 13, 1998 and his employment with the Corporation was terminated effective December 31, 1998. See "Executive Compensation--Severance Agreement".

Stock Options Granted During Fiscal 1998

  The following table sets forth information concerning individual grants of stock options by the Corporation and other Thermo Electron companies made during fiscal 1998 to the Corporation's chief executive officer and the other named executive officers in their capacities as executive officers of the Corporation. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1998.

                         Option Grants in Fiscal 1998

                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                                 Percent of                              Annual Rates of Stock
                                                    Total                                Price Appreciation for
                         Number of Securities  Options Granted                              Option Term (2)
                          Underlying Options    to Employees   Exercise Price Expiration ----------------------
Name                          Granted (1)      in Fiscal Year    Per Share       Date        5%         10%
----                     --------------------- --------------- -------------- ---------- ---------- -----------
Hal Kirshner............      8,250 (TXM)           1.93%         $ 14.20      12/12/04  $   47,685 $  111,128
                                400 (TMO)           0.02% (3)     $ 34.50      06/02/03  $    3,812 $     8,424
                              7,200 (TMO)           0.36% (3)     $ 16.20      09/23/03  $   32,256 $    71,208
                              2,000 (MKA)           0.88% (3)     $ 14.23      01/21/05  $   11,580 $    27,000
                              2,000 (ONX)           0.23% (3)     $ 14.25      01/21/05  $   11,600 $    27,040
                             20,000 (RGI)           0.23% (3)     $  0.80      01/21/05  $    6,600 $    15,200
                              2,000 (TDX)           0.21% (3)     $  9.56      01/21/05  $    7,780 $    18,140
                              1,000 (TISI)          1.62% (3)     $ 10.00      01/21/05  $    4,070 $     9,490
                             30,000 (TLZ)           2.87% (3)     $  7.69      03/05/03  $   63,600 $   140,700
                              2,000 (TRIL)          1.43% (3)     $  8.25      01/21/05  $    6,720 $    15,660
                              1,500 (VIZ)           0.35% (3)     $  7.25      01/21/05  $    4,425 $    10,320
                              2,000 (TRCC)          0.16% (3)     $  4.00      01/21/05  $    3,260 $     7,580
John M. Brenna..........        --     --             --              --            --          --          --

--------
(1) As part of Thermo Electron's stock option program, options have been granted during fiscal 1998 to the named executive officers to purchase the common stock of the Corporation (TXM), Metrika Systems Corporation (MKA), ONIX Systems Inc. (ONX), The Randers Group Incorporated (RGI), Thermedics Detection Inc. (TDX), Thermo Information Solutions Inc. (TISI), ThermoLase Corporation (TLZ), Thermo Trilogy Corporation (TRIL), Thermo Vision Corporation (VIZ), Trex Communications Corporation (TRCC) and Thermo Electron (TMO). All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. For publicly traded companies, the repurchase rights generally lapse ratably over a five-to seven-year period, depending on the option term, which may vary from five to seven years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron Company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.
(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.
(3) These options were granted under stock option plans maintained by Thermo Electron and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

Stock Options Exercised During Fiscal 1998 and Fiscal Year-End Values

  The following table reports certain information regarding stock option exercises during fiscal 1998 and outstanding stock options to purchase shares of Thermo Electron companies held at the end of fiscal 1998 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1998.

  Aggregated Option Exercises In Fiscal 1998 and Fiscal 1998 Year-End Option
                                    Values

                                                                              Number of
                                                                             Unexercised
                                                       Shares             Options at Fiscal      Value of
                                                      Acquired   Value         Year-End        Unexercised
                                                         on    Realiized    (Exercisable/     In- the- Money
Name                               Company            Exercise    (1)     Unexercisable) (2)     Options
----                               -------            -------- ---------- ------------------- --------------
Hal Kirshner............ Trex Medical                     --          --   158,250  /0          $       0
                         Thermo Electron               84,375  $2,366,550    39,550 /0    (3)   $       0
                         Metrika Systems                  --          --      2,000 /0          $       0
                         Onix Systems                     --          --      2,000 /0          $       0
                         Randers Group                    --          --     20,000 /0          $       0
                         Thermedics Detection             --          --      2,000 /0          $       0
                         Thermo BioAnalysis               --          --      2,000 /0          $   1,250
                         Thermo Fibergen                  --          --      2,000 /0          $       0
                         Thermo Information Solutions     --          --          0 /1,000            --
                         ThermoLase                       --          --     66,400 /0          $ 131,950
                         ThermoLyte                       --          --          0 /2,000            --
                         Thermo Optek                     --          --      6,000 /0          $       0
                         ThermoQuest                      --          --      6,000 /0          $       0
                         Thermo Sentron                   --          --      2,000 /0          $       0
                         ThermoTrex                       --          --     73,000 /0          $ 114,393
                         Thermo Trilogy                   --          --          0 /2,000            --
                         Thermo Vision                    --          --      1,500 /0          $       0
                         Trex Communications              --          --          0 /2,000            --
John Brenna............. Trex Medical                     --          --     50,000 /0          $       0
                         Thermo Electron                  --          --     10,000 /0          $       0

--------
(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.
(2) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase shares of ThermoLyte Corporation, Thermo Information Solutions Inc., Thermo Trilogy Corporation and Trex Communications Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. As to the options to purchase 150,000 shares of the Corporation granted to Mr. Kirshner, the repurchase rights are deemed to lapse 10% on each of the first two anniversaries of the grant date and 20% per year commencing on the seventh anniversary of the grant date. For other publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.
(3) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Kirshner are subject to the same terms described in footnote (2), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.
(4) No public market existed for the shares as of October 31, 1998. Accordingly, no value in excess of the exercise price has been attributed to these options.

Severance Agreements

  Mr. Hal Kirshner resigned as president and chief executive officer of the Corporation effective as of December 13, 1998 and his employment with the Corporation was terminated effective December 31, 1998 (the "Employment Termination Date"). In connection with his resignation, the Corporation entered into an agreement with Mr. Kirshner providing for the payment of amounts and other fees owned to Mr. Kirshner. The agreement provides that in addition to receiving his regular salary through the Employment Termination Date, Mr. Kirshner will be paid a bonus for the 1998 calendar year of an amount to be determined on the same basis as other similarly situated executives of the Corporation. The agreement also provides for an ongoing consulting relationship between Mr. Kirshner and the Corporation for the two year period from January 1, 1999 to December 31, 2000. For his consulting services, Mr. Kirshner will be paid a fee at a rate of $225,000 per year, payable monthly in arrears.

                         RELATIONSHIP WITH AFFILIATES

  Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held majority-owned subsidiaries, including the Corporation which was created by ThermoTrex. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other Thermo Electron subsidiaries are referred to hereinafter as the "Thermo Subsidiaries." )

  Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries, including the Corporation, have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their shareholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

  To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

  The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, may withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

Corporate Services Agreement

  As provided in the Charter, Thermo Electron and the Corporation have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1% of the Corporation's total revenues for these services in calendar 1997 and 0.8% of the Corporation's total revenues in calendar 1998. The annual fee will be 0.8% of the Corporation's total revenues in calendar 1999. The fee may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1998, Thermo Electron assessed the Corporation $1,112,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that such fees are representative of the expenses the Corporation would have incurred on a stand-alone basis. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based upon costs attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

Miscellaneous

  From time to time, the Corporation may transact business with other companies in the Thermo Group. In fiscal 1998, such transactions included the following.

  In October 1995, the Corporation and ThermoTrex entered into a license agreement under which the Corporation undertook to fund approximately $6,000,000 of ThermoTrex's research and development efforts related to direct-detection digital imaging technology in certain medical imaging fields. As of October 3, 1998, the Corporation had paid approximately $6,000,000 to ThermoTrex under this agreement. As a result of a reevaluation of limited resources, the Corporation has elected to discontinue funding these efforts.

  The Corporation has an arrangement with the Tecomet division of Thermo Electron for the manufacture of the Corporation's proprietary HTC grid. Under this arrangement Tecomet manufactures the grid for the Corporation pursuant to written purchase orders. The Corporation owns the intellectual property rights to the grid. During fiscal 1998, the Corporation purchased grids for an aggregate purchase price of $486,000 under this arrangement. During fiscal 1998, the Corporation purchased additional grids from Tecomet for $311,000, under other arrangements.

  Under an arrangement with ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex, the Corporation manufactures the lasers used in ThermoLase Corporation's hair-removal process. The Corporation manufactures these lasers for ThermoLase pursuant to written purchase orders. During fiscal 1998, the Corporation sold laser systems to ThermoLase at for an aggregate purchase price of $2,902,000 under this arrangement.

  Under an arrangement with Thermedics Detection Inc., a majority-owned subsidiary of Thermedics Inc., a majority-owned subsidiary of Thermo Electron, the Corporation manufactures an X-ray source that is used as a component in a fill-measuring device produced by Thermedics Detection. The Corporation manufactures these X-ray sources for Thermedics Detection pursuant to written purchase orders. During fiscal 1998, Thermedics Detection purchased X-ray source units from the Corporation for an aggregate purchase price of $406,000 under this arrangement.

  The Corporation leases an office and manufacturing facility from a realty trust controlled by an employee under a noncancelable operating lease arrangement expiring in fiscal 2012. Payments under this lease in fiscal 1998 totaled $982,000. Future minimum payments due under the noncancellable operating lease as of October 3, 1998, are $982,000 per year from fiscal 1999 through fiscal 2003 and $8,513,000 in fiscal 2004 and thereafter.

  As of October 3, 1998, the Corporation owned ThermoTrex $8,000,000 principal amount 4.2% subordinated convertible note, due 2000, convertible into shares of the Corporation's common stock at $11.79 per share.

  As of October 3, 1998, the Corporation owed Thermo Electron and its other subsidiaries an aggregate of $1,112,000 for amounts due under the Corporate Services Agreement and related administrative charges, for other products and services, and for miscellaneous items, excluding loans described above, net of amounts owed to the Corporation by Thermo Electron and its other subsidiaries for products and services and miscellaneous items. The largest amount of net indebtedness owed by the Corporation to Thermo Electron and its other subsidiaries since September 27, 1997 was $2,186,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

  As of October 3, 1998, $34,054,000 of the Corporation's cash equivalents were invested pursuant to a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, United States government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

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