Form 10-Q
period 1999-01-02
TREX MEDICAL CORP
filed 1999-02-05
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
                  ---------------------------------------

                                 FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended January 2, 1999.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                Outstanding at January 29, 1999
     ----------------------------    -------------------------------
     Common Stock, $.01 par value               32,108,142

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                          TREX MEDICAL CORPORATION

                         Consolidated Balance Sheet
                                (Unaudited)

                                   Assets


                                                 January 2,     October 3,
(In thousands)                                         1999           1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $9,100
    and $34,054 under repurchase agreement
    with affiliated company)                       $ 13,983       $ 42,709
  Accounts receivable, less allowances of
    $2,805 and $2,667                                69,892         72,622
  Inventories:
    Raw materials and supplies                       39,144         34,316
    Work in process                                  24,793         18,195
    Finished goods                                   22,989         23,757
  Prepaid and refundable income taxes                10,189          6,479
  Prepaid expenses                                    3,127          3,154
                                                   --------       --------

                                                    184,117        201,232
                                                   --------       --------

Property, Plant, and Equipment, at Cost              30,337         29,409
  Less: Accumulated depreciation and
        amortization                                 11,311         10,310
                                                   --------       --------

                                                     19,026         19,099
                                                   --------       --------

Deferred Charges and Other Assets                       904            938
                                                   --------       --------

Cost in Excess of Net Assets of Acquired
  Companies                                         120,364        121,252
                                                   --------       --------

                                                   $324,411       $342,521
                                                   ========       ========

                          TREX MEDICAL CORPORATION

                                (Unaudited)

                  Liabilities and Shareholders' Investment


                                                 January 2,     October 3,
(In thousands except share amounts)                    1999           1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                 $ 29,609        $ 23,809
  Current maturities of long-term obligations           430             435
  Accrued payroll and employee benefits               5,961           8,606
  Accrued warranty costs                              7,849           9,004
  Accrued commissions                                 7,143           7,383
  Accrued income taxes                                2,018           4,647
  Customer deposits                                   3,215           3,126
  Other accrued expenses                             16,919          17,170
  Due to affiliated companies                         2,179           1,112
                                                   --------        --------

                                                     75,323          75,292
                                                   --------        --------

Deferred Income Taxes                                   435             435
                                                   --------        --------

Long-term Obligations:
  4.2% Subordinated convertible note,
    due to parent company                             8,000           8,000
  Other                                                 562             631
                                                   --------        --------

                                                      8,562           8,631
                                                   --------        --------

Minority Interest                                       195             117
                                                   --------        --------

Shareholders' Investment:
  Common stock, $.01 par value, 50,000,000
    shares authorized; 34,139,967 shares
    issued                                              341             341
  Capital in excess of par value                    213,513         213,513
  Retained earnings                                  40,731          42,222
  Treasury stock at cost, 1,545,825 and
    5,625 shares                                    (17,085)            (94)
  Other comprehensive items (Note 4)                  2,396           2,064
                                                   --------        --------

                                                    239,896         258,046
                                                   --------        --------

                                                   $324,411        $342,521
                                                   ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                          TREX MEDICAL CORPORATION

                    Consolidated Statement of Operations
                                (Unaudited)


                                                    Three Months Ended
                                                --------------------------
                                                January 2,      January 3,
(In thousands except per share amounts)               1999            1998
--------------------------------------------------------------------------

Revenues (includes $634 and $489 to
  affiliated companies)                            $64,929         $64,121
                                                   -------         -------

Costs and Operating Expenses:
  Cost of revenues (includes $69 and $219
    for revenues to affiliated companies;
    Note 2)                                         39,393          37,110
  Selling, general, and administrative
    expenses                                        20,312          12,350
  Research and development expenses                  8,247           7,503
                                                   -------         -------

                                                    67,952          56,963
                                                   -------         -------

Operating Income (Loss)                             (3,023)          7,158

Interest Income                                        374             446
Interest Expense, Related Party                        (84)            (84)
Other Expense                                          (52)              -
                                                   -------         -------

Income (Loss) Before Income Taxes                   (2,785)          7,520
Income Tax Provision (Benefit)                      (1,294)          3,159
                                                   -------         -------

Net Income (Loss)                                  $(1,491)        $ 4,361
                                                   =======         =======

Basic and Diluted Earnings (Loss) per Share
  (Note 3)                                         $  (.04)        $   .15
                                                   =======         =======

Weighted Average Shares (Note 3)
  Basic                                             33,312          28,895
                                                   =======         =======

  Diluted                                           33,312          29,741
                                                   =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                                     1
                    Consolidated Statement of Cash Flows
                                (Unaudited)

                                                    Three Months Ended
                                                --------------------------
                                                January 2,      January 3,
(In thousands)                                        1999            1998
--------------------------------------------------------------------------

Operating Activities:
  Net income (loss)                               $ (1,491)       $  4,361
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation and amortization                  2,191           1,491
      Provision for losses on accounts
        receivable                                     211             127
      Other noncash items                              (25)              -
      Changes in current accounts, excluding
        the effects of acquisition:
          Accounts receivable                        3,417          (9,079)
          Inventories                               (9,826)         (1,601)
          Other current assets                      (3,591)         (1,271)
          Accounts payable                           5,348           1,954
          Other current liabilities                 (6,989)         (1,365)
                                                  --------        --------

Net cash used in operating activities              (10,755)         (5,383)
                                                  --------        --------

Investing Activities:
  Acquisition, net of cash acquired                      -          (7,174)
  Purchases of property, plant, and equipment       (1,089)         (1,101)
  Other                                                 (3)              -
                                                  --------        --------

Net cash used in investing activities               (1,092)         (8,275)
                                                  --------        --------

Financing Activities:
  Purchases of Company common stock                (16,991)              -
  Repayment of short-term borrowings and
    capital lease obligations                          (49)              -
  Other                                                  -             (15)
                                                  --------        --------

Net cash used in financing activities              (17,040)            (15)
                                                  --------        --------

Exchange Rate Effect on Cash                           161               -
                                                  --------        --------

Decrease in Cash and Cash Equivalents              (28,726)        (13,673)
Cash and Cash Equivalents at Beginning of
  Period                                            42,709          36,490
                                                  --------        --------

Cash and Cash Equivalents at End of Period        $ 13,983        $ 22,817
                                                  ========        ========

Noncash Activities:
  Fair value of assets of acquired companies      $      -        $  7,787
  Cash paid for acquired company                         -          (7,176)
                                                  --------        --------

    Liabilities assumed of acquired company       $      -        $    611
                                                  ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                          TREX MEDICAL CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 2, 1999, and the results of operations and the cash flows for the three-month periods ended January 2, 1999, and January 3, 1998. The Company's results of operations for the three-month periods ended January 2, 1999, and January 3, 1998, include 13 weeks and 14 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of October 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended October 3, 1998, filed with the Securities and Exchange Commission.

2.  Transactions with Affiliated Companies

    Revenues from affiliated companies in the accompanying statement of operations includes $633,000 and $441,000 during the first quarter of 1999 fiscal and 1998, respectively, for the sale of laser systems, components, and related services to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the majority owner of the Company.

    During the first quarter of fiscal 1999 and 1998, the Company purchased high-transmission cellular (HTC) grids valued at $340,000 and $119,000, respectively, from the Tecomet division of Thermo Electron Corporation, the majority owner of ThermoTrex, under a design and production arrangement.

3.  Earnings (Loss) per Share

    Basic and diluted earnings (loss) per share were calculated as follows:

                                                    Three Months Ended
                                                --------------------------
                                                January 2,      January 3,
(In thousands except per share amounts)               1999            1998
--------------------------------------------------------------------------

Basic
Net Income (Loss)                                  $(1,491)        $ 4,361
                                                   -------         -------

Weighted Average Shares                             33,312          28,895
                                                   -------         -------

Basic Earnings (Loss) per Share                    $  (.04)        $   .15
                                                   =======         =======

Diluted
Net Income (Loss)                                  $(1,491)        $ 4,361
Effect of Convertible Note                               -              50
                                                   -------         -------

Income (Loss) Available to Common
  Shareholders, as Adjusted                        $(1,491)        $ 4,411
                                                   -------         -------

Weighted Average Shares                             33,312          28,895
Effect of:
  Convertible note                                       -             679
  Stock options                                          -             167
                                                   -------         -------

Weighted Average Shares, as Adjusted                33,312          29,741
                                                   -------         -------

Diluted Earnings (Loss) per Share                  $  (.04)        $   .15
                                                   =======         =======

    The computation of diluted loss per share as of January 2, 1999, excludes the effect of assuming the conversion of the Company's $8,000,000 principal amount of 4.2% subordinated convertible note and the effect of assuming the exercise of outstanding stock options, because the effect would be antidilutive. At January 2, 1999, there were outstanding options to purchase 1,298,363 shares of Company common stock at prices ranging from $10.25 to $21.00 per share.

4.  Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. The Company had a comprehensive loss of $1,159,000 during the first quarter of fiscal 1999, and comprehensive income of $4,361,000 during the first quarter of fiscal 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended October 3, 1998, filed with the Securities and Exchange Commission.

Overview

    The Company designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems; general-purpose and specialized X-ray equipment, including imaging systems used during cardiac procedures such as balloon angioplasty; and dental X-ray systems. The Company sells its products principally through dealers and direct sales. In addition, the Company manufactures systems and system components as an original equipment manufacturer (OEM) for the General Electric Medical Systems division of the General Electric Company. The Company has five operating units: Lorad, a manufacturer of mammography and digital breast-biopsy systems; Bennett X-Ray Corporation, a manufacturer of general-purpose X-ray, mammography, and breast-biopsy equipment; XRE Corporation, a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions and a manufacturer of physiological monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures; Continental X-Ray Corporation, a manufacturer of general-purpose and specialized X-ray systems; and Trophy Radiologie S.A., a French manufacturer of dental and medical X-ray systems specializing in digital dental technology.

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

Results of Operations

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998

    Revenues increased to $64.9 million in the first quarter of fiscal 1999 from $64.1 million in the first quarter of fiscal 1998. Revenues increased $25.0 million as a result of the acquisition of Trophy in April 1998. Excluding Trophy, revenues decreased $24.2 million. Revenues decreased at Lorad by $13.2 million primarily due to the loss of an OEM contract with United States Surgical Corporation (U.S. Surgical), which accounted for $11.5 million of revenue in the fiscal 1998 period. To a lesser extent, revenues decreased at Lorad due to lower demand for breast-biopsy systems. Revenues decreased at XRE by $4.7 million primarily due to the delayed shipment of several cardiac catheterization systems and, to a lesser extent, lower demand. Revenues at Continental decreased due to a decrease in demand for radiographic/fluoroscopic systems and general-purpose X-ray systems. Revenues decreased at Bennett primarily due to lower demand for its general-purpose X-ray systems and, to a lesser extent, a decrease in sales of its mammography equipment.

    The gross profit margin decreased to 39% in the first quarter of fiscal 1999 from 42% in the first quarter of fiscal 1998, primarily due to decreased sales of higher-margin products at a majority of the Company's operating units, offset in part by the inclusion of higher-margin revenues at Trophy.

    Selling, general, and administrative expenses as a percentage of revenues increased to 31% in the first quarter of fiscal 1999 from 19% in the first quarter of fiscal 1998, primarily due to a decrease in revenues at all of the Company's operations, excluding Trophy. To a lesser extent, selling, general, and administrative expenses as a percentage of revenues increased due to the inclusion of Trophy, which has higher costs as a percentage of revenues. During the second quarter of fiscal 1999, the Company initiated certain actions to reduce costs in response to lower revenues. These actions include personnel reductions and closer monitoring of discretionary expenses such as travel, consultants, and similar costs. The Company does not expect to incur material obligations for severance as a result of these actions. Research and development expenses increased to $8.2 million in the first quarter of fiscal 1999 from $7.5 million in the first quarter of fiscal 1998, primarily due to the inclusion of $2.0 million of expenses at Trophy. This increase was offset in part by the Company's decision to discontinue funding a license agreement with ThermoTrex relating to flat-panel direct-detection technology.

    Interest income decreased to $374,000 in the first quarter of fiscal 1999 from $446,000 in the first quarter of fiscal 1998, primarily as a result of lower average invested balances. Interest expense, related party, represents interest associated with the 4.2% subordinated convertible note issued to ThermoTrex.

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

    The effective tax rate was a benefit of 46% in the first quarter of fiscal 1999 compared with an effective rate of 42% in the first quarter of fiscal 1998. The effective tax rates in both periods exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The Company's expected effective rate for fiscal 1999 increased due to the larger relative effect of nondeductible expenses.

Liquidity and Capital Resources

    Consolidated working capital was $108.8 million at January 2, 1999, compared with $125.9 million at October 3, 1998. Included in working capital are cash and cash equivalents of $14.0 million at January 2, 1999, compared with $42.7 million at October 3, 1998. Operating activities used $10.8 million of cash in the first quarter of fiscal 1999. The Company used $9.8 million of cash during the period to fund an increase in inventories primarily due to lower than expected sales. The Company used $7.0 million during the period to reduce other current liabilities, primarily as a result of federal and state income tax payments. In connection with the acquisition of U.S. Surgical by Tyco Ltd., and U.S. Surgical's decision to focus on other areas of its business in January 1999, the Company committed to purchase inventories that had been sold to U.S. Surgical in prior periods totaling approximately $3.6 million, generally payable over six quarters, and an additional $4.5 million, which is contingent and payable on a pro-rata basis upon the Company's resale of the product.

    The Company expended $1.1 million for purchases of property, plant, and equipment in the first quarter of fiscal 1999 and expects to make capital expenditures of approximately $6.0 million during the remainder of the fiscal year.

    The Company's Board of Directors has authorized the repurchase by the Company, through various dates ending on December 22, 1999, of up to $25.0 million of its common stock in the open market, or in negotiated transactions. As of January 2, 1999, the Company had repurchased $17.0 million of its common stock pursuant to such authorizations, which was funded from working capital.

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

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information-technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) contacting key suppliers and vendors to determine their year 2000 compliance status; and (iv) developing a contingency plan.

The Company's State of Readiness

    The Company has implemented a compliance program to ensure that its critical information-technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information-technology systems and facilities for year 2000 compliance, is substantially underway. During phase one, the Company will be testing and evaluating its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company is also evaluating the potential year 2000 impact on its critical facilities. The Company has begun phase two of its program, during which any noncompliant systems or facilities identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing such noncompliant information-technology systems. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information- technology systems and critical facilities will be year 2000 compliant by the end of September 1999. There can be no assurance that the Company will be able to identify all of the year 2000 problems with its critical information-technology systems and facilities.

    The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company will be able to identify all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant nor upgradable to make them year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty, early in their expected life and/or subject to FDA considerations related to the year 2000. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

    The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company has started to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by September 1999.

Contingency Plan

    The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs relating to products and facilities were funded from working capital. All internal costs and related external costs other than capital additions related to Year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

    The Company's exposure to market risk from changes in equity prices, interest rates, and foreign currency exchange rates has not changed materially from its exposure at fiscal year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On December 15, 1998, the Company filed a Current Report on Form 8-K with respect to the resignation of the Company's president and chief executive officer as well as the Company's anticipated earnings for the first fiscal quarter.

    On December 17, 1998, the Company filed a Current Report on Form 8-K with respect to its 510(k) application seeking clearance to market its full-field digital mammography system being withdrawn by the U.S. Food and Drug Administration.

                          TREX MEDICAL CORPORATION

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of February 1999.

                                        TREX MEDICAL CORPORATION



                                        Paul F. Kelleher
                                        ------------------------
                                        Paul F. Kelleher
                                        Chief Accounting Officer



                                        Theo Melas-Kyriazi
                                        ------------------------
                                        Theo Melas-Kyriazi
                                        Chief Financial Officer

                               EXHIBIT INDEX


Exhibit
Number     Description of Exhibit

 10.1* Letter dated January 4, 1999, by and between the Registrant and United States Surgical Corporation, division of Tyco Ltd.

 10.2 Agreement by and between the Registrant and William J. Webb dated as of January 4, 1999.

 10.3 Agreement by and between the Registrant and Hal Kirshner dated as of February 2, 1999.

 27        Financial Data Schedule.


* Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.