Form 10-K/A
period 1998-10-03
TREX MEDICAL CORP
filed 1999-02-10
CIK 1003539

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
              ___________________________________________________

                        AMENDMENT NO. 2 ON FORM 10-K/A
                                 TO FORM 10-K

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

Part III, Item 10.  Directors and Executive Officers of the Registrant.

Part III, Item 11.  Executive Compensation.

Part III, Item 12.  Security Ownership of Certain
                    Beneficial Owners and Management.

Part III, Item 13.  Certain Relationships and Transactions.


Items 10, 11, 12 & 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1998 are hereby amended and restated in their entirety as contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.2 on form 10-K/A to be signed by the undersigned, duly authorized.



                                        TREX MEDICAL CORPORATION


                                        By: /s/ Sandra L. Lambert
                                           --------------------------
                                             Sandra L. Lambert
                                             Secretary

                                 Attachment A

                                  Directors

Nominees For Directors

  Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent company, ThermoTrex Corporation ("ThermoTrex"), a provider of medical products, personal-care products and services, and advanced technology research, and ThermoTrex's parent company, Thermo Electron Corporation ("Thermo Electron"), a provider of diversified products and services for the biomedical, instrument, and environmental markets, is reported under the caption "Stock Ownership."

Elias P. Gyftopoulos.... Dr. Gyftopoulos, 71, has been a director of the Corporation since November 1995. Dr. Gyftopoulos is Professor Emeritus of
                         the Massachusetts Institute of Technology, where he was the
                         Ford Professor of Mechanical Engineering and of Nuclear
                         Engineering for more than 20 years until his retirement in
                         1996. Dr. Gyftopoulos is also a director of Thermo BioAnalysis
                         Corporation, Thermo Cardiosystems Inc., Thermo Electron,
                         ThermoLase Corporation, ThermoRetec Corporation, ThermoSpectra
                         Corporation, Thermo Vision Corporation and Thermo Voltek Corp.
Hal Kirshner............ Mr. Kirshner, 57, has been a director of the Corporation since its inception in October 1995. He was the chief executive
                         officer and president of the Corporation from October 1995 through December 13, 1998. Mr. Kirshner was also president of the LORAD division of the Corporation from 1991 until 1997.
John T. Keiser.......... Mr. Keiser, 63, has been a director of the Corporation since
                         June 1997. He has been the chief operating officer, biomedical and advanced technology, of Thermo Electron since September
                         1998, and a vice president from April 1997 until his
                         promotion. Mr. Keiser has been the president and chief
                         executive officer of Thermedics Inc., a majority-owned
                         subsidiary of Thermo Electron, since March 1998 and December
                         1998, respectively, and was a senior vice president of
                         Thermedics Inc. from 1994 until his promotion to president. He has also been the president of Thermo Electron's wholly owned biomedical group, a manufacturer of medical equipment and
                         instruments, since 1994. Mr. Keiser was president of the
                         Eberline Instrument, division of Thermo Instrument Systems
                         Inc., a majority-owned subsidiary of Thermo Electron, from
                         1985 to July 1994. The Eberline Instrument division
                         manufactures radiation detection and counting instrumentation and radiation monitoring systems. Mr. Keiser is a director of
                         Metrika Systems Corporation, Thermedics Inc., Thermedics
                         Detection Inc., Thermo Cardiosystems Inc., ThermoLase
                         Corporation, Thermo Sentron Inc. and ThermoTrex Corporation.
James W. May, Jr. ...... Dr. May, 55, has been a director of the Corporation since
                         February 1996. He has been Professor of Surgery at Harvard
                         Medical School since 1994 and was Associate Clinical Professor of Surgery for more than five years prior to that time. He has also been Director of Plastic Surgery at Massachusetts General
                         Hospital since 1982.
Hutham S. Olayan........ Ms. Olayan, 44, has been a director of the Corporation since
                         February 1996. She has served since 1995 as president and a director of Olayan America Corporation, a member of the Olayan
                         Group, and as president and a director of Competrol Real
                         Estate Limited, another member of the Olayan Group, until its merger into Olayan America Corporation in 1997. The surviving company is engaged in private investments, including real
                         estate, and advisory services. In addition, from 1985 to 1994,
                         Ms. Olayan served as president and a director of Crescent
                         Diversified Limited, another member of the Olayan Group
                         engaged in private investments. Ms. Olayan is also a director of Thermo Electron.

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

                                STOCK OWNERSHIP

  The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and ThermoTrex, as of November 28, 1998, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and current executive officers as a group.

  While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

                                 Trex Medical     ThermoTrex    Thermo Electron
Name(1)                         Corporation (2) Corporation (3) Corporation (4)
-------                         --------------- --------------- ---------------
Thermo Electron Corporation
 (5)...........................   24,214,930            N/A              N/A
John M. Brenna.................       51,500              0           10,000
Elias P. Gyftopoulos...........       41,000          6,000           71,704
John T. Keiser.................       20,000              0          292,508
Hal Kirshner (6)...............      276,750         83,321           42,048
James W. May, Jr. .............       41,002              0                0
Hutham S. Olayan...............       46,173          6,000           28,262
Firooz Rufeh...................       40,000         52,645           88,185
Gary S. Weinstein..............      315,000        110,000          210,612
All directors and current
 executive officers as a group
 (11 persons) .................    1,244,425        271,882        1,177,444

--------
(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and ThermoTrex beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.
(2) Shares of the Common Stock beneficially owned by each director and executive officer and by all directors and current executive officers as a group exclude 24,214,930 shares beneficially owned by Thermo Electron. Shares of the Common Stock beneficially owned by Mr. Brenna, Dr. Gyftopoulos, Mr. Keiser, Mr. Kirshner, Dr. May, Ms. Olayan, Mr. Rufeh, Mr. Weinstein and all directors and current executive officers as a group include 50,000, 40,000, 20,000, 158,250, 40,000, 40,000, 40,000, 300,000
    and 1,098,250 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Ms. Olayan and Dr. May include 1,173 and 972 full shares, respectively, that had been allocated through November 28, 1998, to Ms. Olayan's and Dr. May's accounts maintained under the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Ms. Olayan do not include 350,000 shares owned by Crescent International Holdings Ltd. and 15,000 shares owned by Crescent Growth Fund Ltd., both members of the Olayan Group. Crescent

   International Holdings Ltd. and Crescent Growth Fund Ltd. are indirectly controlled by Suliman S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent International Holdings Ltd. and Crescent Growth Fund Ltd. As of November 28, 1998, no director or current executive officer beneficially owned more than 1% of the Common Stock outstanding as of November 28, 1998. All directors and current executive officers as a group beneficially owned 3.67% of the Common Stock outstanding as of such date.
(3) Shares of the common stock of ThermoTrex beneficially owned by Dr. Gyftopoulos, Mr. Kirshner, Ms. Olayan, Mr. Rufeh, Mr. Weinstein and all directors and current executive officers as a group include 6,000, 73,000, 6,000, 30,000, 100,000 and 225,000 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. As of November 28, 1998, no director or current executive officer beneficially owned more than 1% of the common stock outstanding as of November 28, 1998; all directors and current executive officers as a group beneficially owned 1.45% of the common stock outstanding as of such date.
(4) Shares of the common stock of Thermo Electron beneficially owned by Mr. Brenna, Dr. Gyftopoulos, Mr. Keiser, Mr. Kirshner, Ms. Olayan, Mr. Rufeh, Mr. Weinstein and all directors and current executive officers as a group include 10,000, 9,125, 251,622, 39,550, 9,125, 73,123, 210,275, and
    975,592 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by all directors and current executive officers as a group include 2,497 full shares allocated to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of November 28, 1998, executive officers of Thermo Electron. Shares beneficially owned by Ms. Olayan and all directors and current executive officers as a group include 16,887 full shares, allocated through November 28, 1998, to Ms. Olayan's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Ms. Olayan do not include 6,050,000 shares owned by Crescent Holding GmbH and 20,000 shares owned by Crescent Growth Fund Ltd., both members of the Olayan Group. Crescent Holding GmbH and Crescent Growth Fund Ltd. are indirectly controlled by Suliman S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent Holding GmbH and Crescent Growth Fund Ltd. As of November 28, 1998, no director or current executive officer beneficially owned more than 1% of the outstanding Thermo Electron Common Stock; all directors and current executive officers as a group beneficially owned less than 1% of the Thermo Electron common stock outstanding as of November 28, 1998.
(5) Thermo Electron beneficially owned 72.24% of the Common Stock outstanding as of November 28, 1998, 70.28% of which is owned through ThermoTrex, which is a majority-owned subsidiary of Thermo Electron. Shares beneficially owned by Thermo Electron include 678,541 shares issuable upon conversion of a 4.2% convertible debenture due in 2000. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of November 28, 1998, Thermo Electron had the power to elect all of the members of the Corporation's board of directors.
(6) Mr. Kirshner resigned as president and chief executive officer of the Corporation effective as of December 13, 1998 and his employment with the Corporation was terminated effective December 31, 1998. He will continue to serve as a director and consultant to the Corporation. See Executive Compensation--Severance Agreement.

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

                            EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and four other most highly compensated executive officers (the "named executive officers") for the last three fiscal years. The Corporation has a fiscal year that is the 52- or 53- week period ending on the Saturday nearest September 30.

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

                          Summary Compensation Table

                                      Annual
                                 Compensation (1)     Long Term Compensation
                                ------------------    -----------------------
                                                      Securities Underlying
Name and Principal       Fiscal            Bonus      Options (No. of Shares     All Other
Position                  Year   Salary     (2)          and Company) (3)    Compensation  (4)
------------------       ------ --------- --------    ----------------------------------------
Hal Kirshner (7)........  1998  $ 218,750 $100,000          8,250 (TXM)           $ 5,625
 Former Chief Executive
 Officer                                                    7,600 (TMO)
 and President                                              2,000 (MKA)
                                                            2,000 (ONX)
                                                           20,000 (RGI)
                                                            2,000 (TDX)
                                                            1,000 (TISI)
                                                           30,000 (TLZ)
                                                            2,000 (TRIL)
                                                            1,500 (VIZ)
                                                            2,000 (TRCC)
                          1997  $ 197,500 $200,000            300 (TMO)           $ 5,344
                          1996  $ 192,500 $200,000        150,000 (TXM)           $ 9,958 (5)
                                                              150 (TMO)
                                                            2,000 (TBA)
                                                            2,000 (TFG)
                                                            2,000 (TLT)
                                                            6,000 (TOC)
                                                            6,000 (TMQ)
                                                            2,000 (TSR)
John M. Brenna (6)......  1998  $ 134,875     n/a (2)         --        --        $ 1,654
 Vice President           1997  $ 128,750 $ 63,000         30,000 (TXM)               --
                                                           10,000 (TMO)               --

--------
(1) Annual compensation for executive officers generally is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September. The salary data presented here has been adjusted to reflect salary paid during the Corporation's fiscal year.
(2) The bonus amount represents the bonus paid for performance during the calendar year in which the Corporation's fiscal year-end occurred. As of the date hereof, bonuses have not yet been determined for calendar 1998. The Committee expects to determine bonuses in March 1999 when audited financial statements of the Corporation's parent company will be available.
(3) In addition to receiving options to purchase Common Stock (designated in the table as "TXM"), the named executive officers of the Corporation were granted options to purchase shares of the common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Metrika Systems Corporation (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Killam Group Inc. (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as TDX), Thermo BioAnalysis Corporation (designated in the table as
   TBA), Thermo Fibergen Inc. (designated in the table as TFG), Thermo Information Solutions Inc. (designated in the table as TISI), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as
   TMQ), Thermo Sentron Inc. (designated in the table as TSR), Thermo Trilogy Corporation (designated in the table as TRIL), Thermo Vision Corporation (designated in the table as VIZ) and Trex Communications Corporation (designated in the table as TRCC).
(4) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.
(5) In addition to a $5,344 matching contribution referred to in footnote (4), this amount includes $4,614, representing the then market value of 115 shares of Thermo Electron Common Stock received by Mr. Kirshner in May 1996 at Thermo Electron's Annual Management Conference in recognition of his managerial achievements.
(6) Mr. Brenna was appointed a vice president of the Corporation in December
    1996.
(7) Mr. Kirshner resigned as president and chief executive officer of the Corporation effective as of December 13, 1998 and his employment with the Corporation was terminated effective December 31, 1998. He will continue to serve as a director and consultant to the Corporation. See Executive Compensation--Severance Agreement.

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

                         Option Grants in Fiscal 1998

                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                                 Percent of                              Annual Rates of Stock
                                                    Total                                Price Appreciation for
                         Number of Securities  Options Granted                              Option Term (2)
                          Underlying Options    to Employees   Exercise Price Expiration ----------------------
Name                          Granted (1)      in Fiscal Year    Per Share       Date        5%         10%
----                     --------------------- --------------- -------------- ---------- ---------- -----------
Hal Kirshner(4).........      8,250 (TXM)           1.93%         $ 14.20      12/12/04  $   47,685 $  111,128
                                400 (TMO)           0.02% (3)     $ 34.50      06/02/03  $    3,812 $     8,424
                              7,200 (TMO)           0.36% (3)     $ 16.20      09/23/03  $   32,256 $    71,208
                              2,000 (MKA)           0.88% (3)     $ 14.23      01/21/05  $   11,580 $    27,000
                              2,000 (ONX)           0.23% (3)     $ 14.25      01/21/05  $   11,600 $    27,040
                             20,000 (RGI)           0.23% (3)     $  0.80      01/21/05  $    6,600 $    15,200
                              2,000 (TDX)           0.21% (3)     $  9.56      01/21/05  $    7,780 $    18,140
                              1,000 (TISI)          1.62% (3)     $ 10.00      01/21/05  $    4,070 $     9,490
                             30,000 (TLZ)           2.87% (3)     $  7.69      03/05/03  $   63,600 $   140,700
                              2,000 (TRIL)          1.43% (3)     $  8.25      01/21/05  $    6,720 $    15,660
                              1,500 (VIZ)           0.35% (3)     $  7.25      01/21/05  $    4,425 $    10,320
                              2,000 (TRCC)          0.16% (3)     $  4.00      01/21/05  $    3,260 $     7,580
John M. Brenna..........        --     --             --              --            --          --          --

--------
(1) As part of Thermo Electron's stock option program, options have been granted during fiscal 1998 to the named executive officers to purchase the common stock of the Corporation (TXM), Thermo Electron (TMO), Metrika Systems Corporation (MKA), ONIX Systems Inc. (ONX), The Randers Group Incorporated (RGI), Thermedics Detection Inc. (TDX), Thermo Information Solutions Inc. (TISI), ThermoLase Corporation (TLZ), Thermo Trilogy Corporation (TRIL), Thermo Vision Corporation (VIZ) and Trex Communications Corporation (TRCC). All of the options granted during the fiscal year are immediately exercisable as of the end of the fiscal year except for Thermo Information Solutions Inc., Thermo Trilogy Corporation and Trex Communications Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of the Company's common stock under

   Section 12 of the Securities and Exchange Act of 1934 and (ii) nine years after the grant date. The shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. For publicly traded companies, the repurchase rights generally lapse ratably over a one- to five-year period, depending on the option term, which may vary from five to seven years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron Company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.
(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.
(3) These options were granted under stock option plans maintained by Thermo Electron and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.
(4) Mr. Kirshner resigned as president and chief executive officer of the Corporation effective as of December 13, 1998 and his employment with the Corporation was terminated effective December 31, 1998. He will continue to serve as a director and consultant to the Corporation. See Executive Compensation--Severance Agreement.

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

   Aggregated Option Exercises In Fiscal 1998 and Fiscal 1998 Year-End Option
                                     Values

                                                                              Number of
                                                                             Unexercised
                                                       Shares             Options at Fiscal     Value of
                                                      Acquired   Value         Year-End       Unexercised
                                                         on    Realiized    (Exercisable/    In- the- Money
Name                               Company            Exercise    (1)     Unexercisable) (2)    Options
----                               -------            -------- ---------- ---------------------------------
Hal Kirshner(5)......... Trex Medical                     --          --   158,250  /0        $       0/--
                         Thermo Electron               84,375  $2,366,550    39,550 /0(3)     $       0/--
                         Metrika Systems                  --          --      2,000 /0        $       0/--
                         ONIX Systems                     --          --      2,000 /0        $       0/--
                         Randers Killam Group             --          --     20,000 /0        $       0/--
                         Thermedics Detection             --          --      2,000 /0        $       0/--
                         Thermo BioAnalysis               --          --      2,000 /0        $   1,250/--
                         Thermo Fibergen                  --          --      2,000 /0        $       0/--
                         Thermo Information Solutions     --          --          0 /1,000            --/0(4)
                         ThermoLase                       --          --     66,400 /0        $ 131,950/--
                         ThermoLyte                       --          --          0 /2,000            --/0(4)
                         Thermo Optek                     --          --      6,000 /0        $       0/--
                         ThermoQuest                      --          --      6,000 /0        $       0/--
                         Thermo Sentron                   --          --      2,000 /0        $       0/--
                         ThermoTrex                       --          --     73,000 /0        $ 114,393/--
                         Thermo Trilogy                   --          --          0 /2,000            --/0(4)
                         Thermo Vision                    --          --      1,500 /0        $       0/--
                         Trex Communications              --          --          0 /2,000            --/0(4)
John Brenna............. Trex Medical                     --          --     50,000 /0        $       0/--
                         Thermo Electron                  --          --     10,000 /0        $       0/--

--------
(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.
(2) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase shares of ThermoLyte Corporation, Thermo Information Solutions Inc., Thermo Trilogy Corporation and Trex Communications Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. As to options to purchase 150,000 shares of the Corporation granted to Mr. Kirshner, the repurchase rights are deemed to lapse 10% on each of the first two anniversaries of the grant date and 20% per year commencing on the seventh anniversary of the grant date. For other publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.
(3) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Kirshner are subject to the same terms described in footnote (2), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.
(4) No public market existed for the shares as of October 31, 1998. Accordingly, no value in excess of the exercise price has been attributed to these options.
(5) Mr. Kirshner resigned as president and chief executive officer of the Corporation effective as of December 13, 1998 and his employment with the Corporation was terminated effective December 31, 1998. He will continue to serve as a director and consultant to the Corporation.

Severance Agreements

  Mr. Hal Kirshner resigned as president and chief executive officer of the Corporation effective as of December 13, 1998 and his employment with the Corporation was terminated effective December 31, 1998 (the "Employment Termination Date"). In connection with his resignation, the Corporation entered into an agreement with Mr. Kirshner providing that in addition to receiving his regular salary through the Employment Termination Date, Mr. Kirshner will be paid a bonus for the 1998 calendar year in an amount equal to $100,000. The agreement also provides for an ongoing consulting relationship between Mr. Kirshner and the Corporation for the two year period from January 1, 1999 to December 31, 2000. For his consulting services, Mr. Kirshner will be paid a fee at a rate of $225,000 per year, payable monthly in arrears. Mr. Kirshner will continue to serve as a director of the Corporation.

Executive Employment Agreements

  Mr. William J. Webb joined the Corporation as president and chief executive officer in January 1999. In connection therewith, the Corporation entered into an agreement with Mr. Webb providing for severance pay equal to one year salary and bonus (with a minimum payment of $450,000), reimbursement of relocation expenses (including broker's fee and assistance with down payment on new residence), an interest free loan to purchase shares of Common Stock of the Corporation in compliance with the Corporation's stock holding policy and stock holding assistance plan. See Committee Report on Executive Compensation--Stock Ownership Policies, and enhanced life insurance coverage.

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

  In October 1995, the Corporation and ThermoTrex entered into a license agreement under which the Corporation undertook to fund approximately $6,000,000 of ThermoTrex's research and development efforts related to direct-detection digital imaging technology in certain medical imaging fields. ThermoTrex has granted the Corporation a license to use the developed technology in the fields of mammography and general radiography. As of October 3, 1998, the Corporation had recorded expenses of approximately $6,000,000 to ThermoTrex under this agreement. As a result of a reevaluation of limited resources, the Corporation has elected to discontinue funding these efforts.

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

  Under an arrangement with ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex, the Corporation manufactures the lasers used in ThermoLase Corporation's hair-removal process. The Corporation manufactures these lasers for ThermoLase pursuant to written purchase orders. During fiscal 1998, the Corporation sold laser systems to ThermoLase for an aggregate purchase price of $2,902,000 under this arrangement.

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

  As of October 3, 1998, the Corporation owed ThermoTrex $8,000,000 principal amount pursuant to a 4.2% subordinated convertible note, due September 2000, convertible into shares of the Corporation's common stock at $11.79 per share.

  As of October 3, 1998, the Corporation owed Thermo Electron and its other subsidiaries an aggregate of $5,110,000 for amounts due under the Corporate Services Agreement and related administrative charges, for other products and services for accrued income taxes and for miscellaneous items, excluding the debenture described above, net of amounts owed to the Corporation by Thermo Electron and its other subsidiaries for products and services and miscellaneous items. The largest amount of such net indebtedness owed by the

Corporation to Thermo Electron and its other subsidiaries since September 27, 1997 was $2,186,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

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