Form 10-Q
period 1999-04-03
TREX MEDICAL CORP
filed 1999-05-07
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-11827

                            TREX MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                         06-1439626
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                        Outstanding at April 30, 1999
Common Stock, $.01 par value                      31,893,842


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            TREX MEDICAL CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $2,126 and $34,054 under                         $  8,629    $42,709
   repurchase agreement with affiliated company)
 Accounts receivable, less allowances of $2,993 and $2,667                              53,983     72,622
 Inventories:
   Raw materials and supplies                                                           37,549     34,316
   Work in process                                                                      20,225     18,195
   Finished goods                                                                       24,998     23,757
 Prepaid and refundable income taxes                                                    12,017      6,479
 Prepaid expenses                                                                        2,456      3,154
                                                                                      --------   --------

                                                                                       159,857    201,232
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 31,443     29,409
 Less:  Accumulated depreciation and amortization                                       12,583     10,310
                                                                                      --------   --------

                                                                                        18,860     19,099
                                                                                      --------   --------

Deferred Charges and Other Assets                                                          748        938
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     116,794    121,252
                                                                                      --------   --------

                                                                                      $296,259   $342,521
                                                                                      ========   ========



                            TREX MEDICAL CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, October 3,
(In thousands except share amounts)                                                       1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                     $ 20,953    $23,809
 Current maturities of long-term obligations                                               393        435
 Accrued payroll and employee benefits                                                   6,592      8,606
 Accrued warranty costs                                                                  7,788      9,004
 Accrued commissions                                                                     5,889      7,383
 Accrued income taxes                                                                    1,196      4,647
 Customer deposits                                                                       1,837      3,126
 Other accrued expenses                                                                 15,843     17,170
 Due to affiliated companies                                                             1,012      1,112
                                                                                      --------   --------

                                                                                        61,503     75,292
                                                                                      --------   --------

Deferred Income Taxes                                                                      435        435
                                                                                      --------   --------

Long-term Obligations:
 4.2% Subordinated convertible note, due to parent company                               8,000      8,000
 Other                                                                                     514        631
                                                                                      --------   --------

                                                                                         8,514      8,631
                                                                                      --------   --------

Minority Interest                                                                           84        117
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares authorized;                               341        341
   34,139,967 shares issued
 Capital in excess of par value                                                        213,513    213,513
 Retained earnings                                                                      36,527     42,222
 Treasury stock at cost, 2,246,125 and 5,625 shares                                    (22,742)       (94)
 Accumulated other comprehensive items (Note 4)                                         (1,916)     2,064
                                                                                      --------   --------

                                                                                       225,723    258,046
                                                                                      --------   --------
                                                                                      $296,259   $342,521
                                                                                      ========   ========








The accompanying notes are an integral part of these consolidated financial statements.

                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues (includes $1,030 and $1,364 to affiliated companies; Note 2)                  $60,186    $67,347
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues (includes $56 and $662 for revenues to                                40,149     39,464
   affiliated companies; Note 2)
 Selling, general, and administrative expenses                                          17,355     12,034
 Research and development expenses (Note 2)                                              8,608      7,542
 Restructuring costs (Note 5)                                                              575          -
                                                                                       -------    -------

                                                                                        66,687     59,040
                                                                                       -------    -------

Operating Income (Loss)                                                                 (6,501)     8,307

Interest Income                                                                             64        785
Interest Expense, Related Party                                                            (85)       (84)
Other Income                                                                                52          -
                                                                                       -------    -------

Income (Loss) Before Income Taxes and Minority Interest                                 (6,470)     9,008
Income Tax Provision (Benefit)                                                          (2,241)     3,783
Minority Interest Income                                                                   (25)         -
                                                                                       -------    -------

Net Income (Loss)                                                                      $(4,204)    $5,225
                                                                                       =======     ======

Basic and Diluted Earnings (Loss) per Share (Note 3)                                   $  (.13)    $  .16
                                                                                       ========    ======

Weighted Average Shares (Note 3):
 Basic                                                                                  32,027     31,771
                                                                                       =======     ======

 Diluted                                                                                32,027     32,679
                                                                                       =======     ======















The accompanying notes are an integral part of these consolidated financial statements.




                            TREX MEDICAL CORPORATION
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues (includes $1,664 and $1,853 to affiliated companies; Note 2)                 $125,115   $131,468
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues (includes $125 and $881 for revenues to                               79,542     76,574
   affiliated companies; Note 2)
 Selling, general, and administrative expenses                                          37,667     24,384
 Research and development expenses (Note 2)                                             16,855     15,045
 Restructuring costs (Note 5)                                                              575          -
                                                                                      --------   --------

                                                                                       134,639    116,003
                                                                                      --------   --------

Operating Income (Loss)                                                                 (9,524)    15,465

Interest Income                                                                            438      1,231
Interest Expense, Related Party                                                           (169)      (168)
                                                                                      --------   --------

Income (Loss) Before Income Taxes and Minority Interest                                 (9,255)    16,528
Income Tax Provision (Benefit)                                                          (3,535)     6,942
Minority Interest Income                                                                   (25)         -
                                                                                      --------   --------

Net Income (Loss)                                                                     $ (5,695)   $ 9,586
                                                                                      ========    =======

Earnings (Loss) per Share (Note 3):
 Basic                                                                                $  (.17)    $   .32
                                                                                      ========    =======


 Diluted                                                                              $  (.17)    $   .31
                                                                                      ========    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  32,670     30,333
                                                                                      ========    =======

 Diluted                                                                                32,670     31,210
                                                                                      ========    =======













The accompanying notes are an integral part of these consolidated financial statements.


                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income (loss)                                                                    $ (5,695)   $ 9,586
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                         4,375      3,043
   Provision for losses on accounts receivable                                             533        373
   Minority interest income                                                                (25)         -
   Other noncash items                                                                   2,435          -
   Changes in current accounts, excluding the effects of acquisition:
     Accounts receivable                                                                16,973    (12,395)
     Inventories                                                                        (9,961)    (4,230)
     Other current assets                                                               (4,941)      (995)
     Accounts payable                                                                   (2,196)     1,794
     Other current liabilities                                                          (9,699)      (519)
   Other                                                                                   (24)         -
                                                                                      --------    -------

       Net cash used in operating activities                                            (8,225)    (3,343)
                                                                                      --------    -------

Investing Activities:
 Acquisition, net of cash acquired                                                           -     (7,174)
 Purchases of property, plant, and equipment                                            (2,351)    (1,957)
 Other                                                                                       4          -
                                                                                      --------    -------

       Net cash used in investing activities                                            (2,347)    (9,131)
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                          -     67,032
 Purchases of Company common stock                                                     (22,647)         -
 Repayment of short-term borrowings and capital lease obligations                          (55)       (37)
                                                                                      --------    -------

       Net cash provided by (used in) financing activities                             (22,702)    66,995
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                              (806)         -

Increase (Decrease) in Cash and Cash Equivalents                                       (34,080)    54,521
Cash and Cash Equivalents at Beginning of Period                                        42,709     36,490
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $  8,629    $91,011
                                                                                      ========    =======

Noncash Activities:
 Fair value of assets of acquired company                                             $      -    $ 7,787
 Cash paid for acquired company                                                              -     (7,176)
                                                                                      --------    -------

   Liabilities assumed of acquired company                                            $      -    $   611
                                                                                      ========    =======

The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, the results of operations for the three- and six-month periods ended April 3, 1999, and April 4, 1998, and the cash flows for the six-month periods ended April 3, 1999, and April 4, 1998. The Company's results of operations for the six-month periods ended April 3, 1999, and April 4, 1998, include 26 weeks and 27 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

2.     Transactions with Affiliated Companies

      Revenues from affiliated companies in the accompanying statement of operations includes $1,022,000 and $1,655,000 during the three- and six-month periods ended April 3, 1999, respectively, and $1,227,000 and $1,668,000 during the three- and six-month periods ended April 4, 1998, respectively, for the sale of laser systems, components, and related services to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the majority owner of the Company.

      During the three- and six-month periods ended April 3, 1999, the Company purchased high-transmission cellular (HTC) grids valued at $398,000 and $738,000, respectively, from the Tecomet division of Thermo Electron Corporation, the majority owner of ThermoTrex, under a design and production arrangement. During the three- and six-month periods ended April 4, 1998, the Company purchased HTC grids valued at $43,000 and $162,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended     Six Months Ended
                                                               April 3,    April 4,   April 3,    April 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income (Loss)                                               $(4,204)    $ 5,225   $ (5,695)   $  9,586
                                                                 ------      ------    -------     -------

Weighted Average Shares                                          32,027      31,771     32,670      30,333
                                                                 ------      ------    -------     -------

Basic Earnings (Loss) per Share                                 $  (.13)    $   .16   $   (.17)   $    .32
                                                                 ======      ======    =======     =======



3.    Earnings (Loss) per Share (continued)

                                                                Three Months Ended        Six Months Ended
                                                               April 3,    April 4,    April 3,   April 4,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Net Income (Loss)                                               $(4,204)    $ 5,225   $ (5,695)   $  9,586
Effect of Convertible Note                                            -          50          -         101
                                                                 ------      ------    -------     -------

Income (Loss) Available to Common Shareholders, as Adjusted     $(4,204)    $ 5,275   $ (5,695)   $  9,687
                                                                 ------      ------    -------     -------

Weighted Average Shares                                          32,027      31,771     32,670      30,333
Effect of:
 Convertible note                                                     -         679          -         679
 Stock options                                                        -         229          -         198
                                                                 ------      ------    -------     -------

Weighted Average Shares, as Adjusted                             32,027      32,679     32,670      31,210
                                                                 ------      ------    -------     -------

Diluted Earnings (Loss) per Share                                $ (.13)    $   .16   $   (.17)   $    .31
                                                                 ======      ======    =======     =======

      The computation of diluted loss per share as of April 3, 1999, excludes the effect of assuming the conversion of the Company's $8,000,000 principal amount of 4.2% subordinated convertible note, convertible at $11.79 per share, and the effect of assuming the exercise of outstanding stock options, because the effect would be antidilutive. At April 3, 1999, there were outstanding options to purchase 2,459,400 shares of Company common stock at prices ranging from $7.71 to $17.40 per share.

4.    Comprehensive Income

      During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of fiscal 1999 and 1998, the Company had a comprehensive loss of $8,516,000 and comprehensive income of $5,225,000, respectively. During the first six months of fiscal 1999 and 1998, the Company had a comprehensive loss of $9,675,000 and comprehensive income of $9,586,000, respectively.

5.    Restructuring Costs

      During the second quarter of fiscal 1999, the Company recorded restructuring costs of $575,000. Restructuring costs, which were accounted for in accordance with Emerging Issues Task Force Pronouncement 94-3, related to severance costs for 71 employees across all functions at the Company's XRE
Corporation and Continental X-Ray Corporation subsidiaries, all of whom were terminated in the second quarter of fiscal 1999. As of April 3, 1999, the Company had expended $326,000 of the established reserve for severance. The remaining liability for severance of $249,000 is included in other accrued expenses in the accompanying balance sheet as of April 3, 1999, and is expected to be paid during the remainder of fiscal 1999.

      In May 1999, the Company announced that it plans to incur additional restructuring and related costs of approximately $11 million, primarily for consolidation of manufacturing facilities and severance. The Company expects to incur approximately $6 - $7 million of such costs in the third fiscal quarter and the remainder as the related costs are incurred over the following several quarters.



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

      During fiscal 1999, the Company experienced a decline in business due to the loss of an OEM customer and lower demand for its products resulting from a decline in the domestic and international radiographic market and a decline in international sales of cardiac catheterization systems. In response, the Company initiated small-scale restructuring activities in the second quarter of fiscal
1999 and followed these actions with a larger restructuring plan in the third quarter of fiscal 1999. The restructuring activities announced in the third quarter include consolidation of manufacturing facilities and headcount reductions to achieve product material cost improvements and focus on cost efficiencies. The Company expects to record restructuring and other charges of approximately $11 million relating to these actions, of which approximately $6 -
$7 million will be recorded in the third fiscal quarter and the remainder will be recorded as the related costs are incurred over the following several quarters.

Results of Operations

Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998

      Revenues decreased to $60.2 million in the second quarter of fiscal 1999 from $67.3 million in the second quarter of fiscal 1998. Revenues increased
$15.6 million as a result of the acquisition of Trophy in April 1998. Excluding
Trophy, revenues decreased $22.7 million. Revenues decreased at XRE by $9.6 million, primarily due to the inclusion in fiscal 1998 of a $6.7 million cardiac catheterization system sale to a Russian customer and, to a lesser extent, lower demand. Revenues decreased at Lorad by $8.1 million, primarily due to the termination of an OEM


Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998 (continued)

contract with United States Surgical Corporation (U.S. Surgical), which accounted for $11.3 million of revenues in the fiscal 1998 period. This decrease was offset in part by higher demand for mammography systems and mammography system upgrade components. Revenues decreased at Bennett and Continental primarily due to lower demand in both businesses for general-purpose X-ray systems and, at Continental, for radiographic/fluoroscopic systems.

      The gross profit margin decreased to 33% in the second quarter of fiscal
1999 from 41% in the second quarter of fiscal 1998, primarily due to lower sales of higher-margin products at a majority of the Company's operating units and inventory provisions of $2.4 million.

      Selling, general, and administrative expenses as a percentage of revenues increased to 29% in the second quarter of fiscal 1999 from 18% in the second quarter of fiscal 1998, primarily due to a decrease in revenues at all of the Company's operating units, excluding Trophy. To a lesser extent, selling, general, and administrative expenses as a percentage of revenues increased due to the inclusion of Trophy, which has higher costs as a percentage of revenues.

      Research and development expenses increased to $8.6 million in the second quarter of fiscal 1999 from $7.5 million in the second quarter of fiscal 1998, due to the inclusion of $1.9 million of expenses at Trophy. This increase was offset in part by the Company's decision to defer funding a license agreement with ThermoTrex relating to flat-panel direct-detection technology.

      Restructuring costs of $0.6 million in the second quarter of fiscal 1999 represents severance costs for the termination of certain employees, all of whom had been terminated as of April 3, 1999 (Note 5).

      Interest income decreased to $0.1 million in the second quarter of fiscal
1999 from $0.8 million in the second quarter of fiscal 1998, primarily as a result of lower average invested balances due to the acquisition of Trophy in April 1998 and repurchases of Company common stock in fiscal 1999. Interest expense, related party, represents interest associated with the 4.2% subordinated convertible note issued to ThermoTrex.

      The effective tax rate was a benefit of 35% in the second quarter of fiscal 1999 compared with an effective rate of 42% in the second quarter of fiscal 1998. The effective tax rate in fiscal 1998 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

      Minority interest income in fiscal 1999 represents losses allocable to minority investors in Trophy's joint ventures.

First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998

      Revenues decreased to $125.1 million in the first six months of fiscal
1999 from $131.5 million in the first six months of fiscal 1998. Revenues increased $40.7 million as a result of the acquisition of Trophy in April 1998.
Excluding Trophy, revenues decreased $47.1 million. Revenues decreased at Lorad by $21.2 million, primarily due to the loss of an OEM contract with U.S.
Surgical, which accounted for $22.8 million of revenues in the fiscal 1998 period. This decrease was offset in part by higher demand for mammography systems and mammography system upgrade components. Revenues decreased at XRE, Bennett, and Continental primarily due to the reasons discussed in the results of operations for the second quarter.

      The gross profit margin decreased to 36% in the first six months of fiscal
1999 from 42% in the first six months of fiscal 1998, primarily due to the reasons discussed in the results of operations for the second quarter.



First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998 (continued)

      Selling, general, and administrative expenses as a percentage of revenues increased to 30% in the first six months of fiscal 1999 from 19% in the first six months of fiscal 1998, primarily due to a decrease in revenues at all of the Company's operating units, excluding Trophy, and due to the inclusion of Trophy, which has higher costs as a percentage of revenues.

      Research and development expenses increased to $16.9 million in the first six months of fiscal 1999 from $15.0 million in the first six months of fiscal
1998, due to the inclusion of $3.9 million of expenses at Trophy, which was offset in part by the Company's decision to defer funding a license agreement with ThermoTrex as discussed in the results of operations for the second quarter.

      Restructuring costs of $0.6 million in the first six months of fiscal 1999 represents severance costs for the termination of certain employees (Note 5), all of whom had been terminated as of April 3, 1999.

      Interest income decreased to $0.4 million in the first six months of fiscal 1999 from $1.2 million in the first six months of fiscal 1998, due to the reasons discussed in the results of operations for the second quarter. Interest expense, related party, represents interest associated with the 4.2% subordinated convertible note issued to ThermoTrex.

      The effective tax rate was a benefit of 38% in the first six months of fiscal 1999, compared with an effective rate of 42% in the first six months of fiscal 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes in 1999 and 1998, and due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies in 1998.

Liquidity and Capital Resources

      Consolidated working capital was $98.4 million at April 3, 1999, compared with $125.9 million at October 3, 1998. Included in working capital are cash and cash equivalents of $8.6 million at April 3, 1999, compared with $42.7 million at October 3, 1998. Operating activities used $8.2 million of cash in the first six months of fiscal 1999. A decrease in accounts receivable provided $17.0 million of cash during the period, due to lower revenues at a majority of the Company's subsidiaries and, to a lesser extent, improved collections. The
Company used $10.0 million of cash during the period to fund an increase in inventories primarily due to lower than expected sales. The Company used $9.7 million during the period to reduce other current liabilities, primarily as a result of federal and state income tax payments. In connection with the restructuring actions commenced in the third quarter of fiscal 1999, the Company expects to expend approximately $8 million in cash costs, primarily during the remainder of calendar 1999.

      In connection with the acquisition of U.S. Surgical by Tyco International, Ltd., and U.S. Surgical's decision to focus on other areas of its business, the Company has committed to purchase inventories that had been sold to U.S.
Surgical in prior periods totaling approximately $6.7 million, which will be payable over the following several quarters.

      The Company expended $2.4 million for purchases of property, plant, and equipment in the first six months of fiscal 1999 and expects to make capital expenditures of approximately $4.6 million during the remainder of the fiscal year.

      The Company's Board of Directors has authorized the repurchase by the Company, through various dates ending on December 22, 1999, of up to $25.0 million of its common stock in the open market, or in negotiated transactions.
As of April 3, 1999, the Company had repurchased $22.6 million of its common stock pursuant to such authorizations, which was funded from working capital.


Liquidity and Capital Resources (continued)

      The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may consider acquiring one or more complimentary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it would finance any such acquisitions through a combination of internal funds and/or short-term borrowings from ThermoTrex or Thermo Electron Corporation, although it has no agreement with these companies to ensure funds for acquisitions will be available on acceptable terms or at all. Accordingly, the Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information-technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or facilities identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its material noncompliant information technology systems and this process was approximately 50% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by the end of September 1999.
There can be no assurance that the Company will be able to identify all of the year 2000 problems with its critical information-technology systems and facilities.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant nor capable of being upgraded to make them year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty, early in their expected life and/or subject to FDA considerations related to the year 2000. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors.


Year 2000 (continued)

To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The
Company has started to follow up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by September 1999.

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

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 ready, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected.
There is expected to be a significant amount of litigation relating to the year
2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.



Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in equity prices, interest rates, and foreign currency exchange rates has not changed materially from its exposure at fiscal year-end 1998.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On March 11, 1999, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to a one-year term expiring in 2000. The directors elected at the meeting were: Dr. Elias P. Gyftopoulos, Mr. Hal
Kirshner, Mr. John T. Keiser, Dr. James W. May, Jr., Ms. Hutham S. Olayan, and
Mr. Firooz Rufeh. Dr. Gyftopoulos, Mr. Keiser, Dr. May, Ms. Olayan, and Mr.
Rufeh each received 28,253,562 shares voted in favor of his or her election and 67,439 shares voted against. Mr. Kirshner received 28,253,214 shares voted in favor of his election and 67,787 shares voted against. Mr. Gary S. Weinstein was not reelected as a director and received 5,373,673 shares voted in favor of his election and 22,947,328 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

      At the Annual Meeting, the shareholders approved a proposal to amend the Corporation's equity incentive plan to increase the shares available for issuance thereunder by 500,000 shares as follows: 27,650,708 shares were voted in favor of the proposal, 402,102 shares were voted against, 268,190 shares abstained, and no broker nonvotes were recorded on the proposal.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On January 7, 1999, the Company filed a Current Report on Form 8-K with respect to the Company appointing a new President and Chief Executive Officer.

      On May 5, 1999, the Company filed a Current Report on Form 8-K dated May
3, 1999, with respect to restructuring and other charges totaling approximately
$11 million.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of May 1999.

                                    TREX MEDICAL CORPORATION



                                    /s/ Paul F. Kelleher
                                    -------------------------
                                    Paul F. Kelleher
                                    Chief Accounting Officer



                                    /s/ Theo Melas-Kyriazi
                                    -------------------------
                                    Theo Melas-Kyriazi
                                    Chief Financial Officer



                                  EXHIBIT INDEX00


Exhibit
Number         Description of Exhibit

   27          Financial Data Schedule.

