Form 10-Q
period 1999-07-03
TREX MEDICAL CORP
filed 1999-08-12
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                         Outstanding at July 30, 1999
    Common Stock, $.01 par value                    32,003,242



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                         TREX MEDICAL CORPORATION

                                        Consolidated Balance Sheet
                                               (Unaudited)

                                                  Assets

                                                                                       July 3, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $34,054 under repurchase agreement               $  5,881    $42,709
   with affiliated company in fiscal 1998)
 Advance to affiliate (Note 6)                                                           3,013          -
 Accounts receivable, less allowances of $2,996 and $2,667 (Note 5)                     58,895     72,622
 Inventories (Note 5):
   Raw materials and supplies                                                           27,603     34,316
   Work in process                                                                      21,152     18,195
   Finished goods                                                                       19,871     23,757
 Prepaid and refundable income taxes                                                    16,926      6,479
 Prepaid expenses                                                                        2,042      3,154
 Due from affiliated companies                                                              82          -
                                                                                      --------   --------

                                                                                       155,465    201,232
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost (Note 5)                                        28,439     29,409
 Less:  Accumulated depreciation and amortization                                       12,379     10,310
                                                                                      --------   --------

                                                                                        16,060     19,099
                                                                                      --------   --------

Deferred Charges and Other Assets                                                          636        938
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     114,169    121,252
                                                                                      --------   --------

                                                                                      $286,330   $342,521
                                                                                      ========   ========




                                         TREX MEDICAL CORPORATION
                                  Consolidated Balance Sheet (continued)
                                               (Unaudited)

                                 Liabilities and Shareholders' Investment

                                                                                       July 3, October 3,
(In thousands except share amounts)                                                       1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Accounts payable                                                                     $ 20,372    $23,809
 Current maturities of long-term obligations                                                56        435
 Accrued payroll and employee benefits                                                   7,610      8,606
 Accrued warranty costs                                                                  8,051      9,004
 Accrued commissions                                                                     4,865      7,383
 Accrued restructuring costs (Note 5)                                                    3,683          -
 Accrued income taxes                                                                      969      4,647
 Customer deposits                                                                       2,174      3,126
 Other accrued expenses                                                                 18,771     17,170
 Due to affiliated companies                                                                 -      1,112
                                                                                      --------   --------

                                                                                        66,551     75,292
                                                                                      --------   --------

Deferred Income Taxes                                                                      435        435
                                                                                      --------   --------

Long-term Obligations:
 4.2% Subordinated convertible note, due to parent company                               8,000      8,000
 Other                                                                                     488        631
                                                                                      --------   --------

                                                                                         8,488      8,631
                                                                                      --------   --------

Minority Interest                                                                           81        117
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares authorized; 34,139,967                    341        341
   shares issued
 Capital in excess of par value                                                        213,022    213,513
 Retained earnings                                                                      22,225     42,222
 Treasury stock at cost, 2,136,725 and 5,625 shares                                    (21,634)       (94)
 Deferred compensation                                                                    (615)         -
 Accumulated other comprehensive items (Note 4)                                         (2,564)     2,064
                                                                                      --------   --------

                                                                                       210,775    258,046
                                                                                      --------   --------

                                                                                      $286,330   $342,521
                                                                                      ========   ========







The accompanying notes are an integral part of these consolidated financial statements.



                                         TREX MEDICAL CORPORATION

                                   Consolidated Statement of Operations
                                               (Unaudited)

                                                                                      Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues (includes $952 and $1,051 to affiliated companies; Note 2)                   $ 63,138    $72,100
                                                                                      --------    -------

Costs and Operating Expenses:
 Cost of revenues (includes $80 and $425 for revenues to                                51,728     41,161
   affiliated companies; Notes 2 and 5)
 Selling, general, and administrative expenses                                          17,506     13,774
 Research and development expenses (Note 2)                                              7,930      8,111
 Restructuring costs (Note 5)                                                            6,075          -
                                                                                      --------    -------

                                                                                        83,239     63,046
                                                                                      --------    -------

Operating Income (Loss)                                                                (20,101)     9,054

Interest Income                                                                             37        784
Interest Expense, Related Party                                                           (151)       (84)
Other Expense                                                                                -        (17)
                                                                                      --------    -------

Income (Loss) Before Income Taxes and Minority Interest                                (20,215)     9,737
Income Tax (Provision) Benefit                                                           5,914     (4,109)
Minority Interest Expense                                                                   (1)         -
                                                                                      --------    -------

Net Income (Loss)                                                                     $(14,302)   $ 5,628
                                                                                      ========    =======

Earnings (Loss) per Share (Note 3):
 Basic                                                                                $   (.45)   $   .17
                                                                                      ========    =======

 Diluted                                                                              $   (.45)   $   .16
                                                                                      ========    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  31,919     34,078
                                                                                      ========    =======

 Diluted                                                                                31,919     35,079
                                                                                      ========    =======












The accompanying notes are an integral part of these consolidated financial statements.




                                         TREX MEDICAL CORPORATION

                                   Consolidated Statement of Operations
                                               (Unaudited)

                                                                                       Nine Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues (includes $2,616 and $2,904 to affiliated companies; Note 2)                $ 188,253   $203,568
                                                                                     ---------   --------

Costs and Operating Expenses (Note 5):
 Cost of revenues (includes $205 and $1,306 for revenues to                            131,270    117,735
   affiliated companies; Notes 2 and 5)
 Selling, general, and administrative expenses                                          55,173     38,158
 Research and development expenses (Note 2)                                             24,785     23,156
 Restructuring costs (Note 5)                                                            6,650          -
                                                                                     ---------   --------

                                                                                       217,878    179,049
                                                                                     ---------   --------

Operating Income (Loss)                                                                (29,625)    24,519

Interest Income                                                                            475      2,015
Interest Expense, Related Party                                                           (320)      (252)
Other Expense                                                                                -        (17)
                                                                                     ---------   --------

Income (Loss) Before Income Taxes and Minority Interest                                (29,470)    26,265
Income Tax (Provision) Benefit                                                           9,449    (11,051)
Minority Interest Income                                                                    24          -
                                                                                     ---------   --------

Net Income (Loss)                                                                    $ (19,997)  $ 15,214
                                                                                     =========   ========

Earnings (Loss) per Share (Note 3):
 Basic                                                                               $    (.62)  $    .48
                                                                                     =========   ========

 Diluted                                                                             $    (.62)  $    .47
                                                                                     =========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  32,420     31,581
                                                                                     =========   ========

 Diluted                                                                                32,420     32,500
                                                                                     =========   ========












The accompanying notes are an integral part of these consolidated financial statements.



                                         TREX MEDICAL CORPORATION

                                   Consolidated Statement of Cash Flows
                                               (Unaudited)

                                                                                       Nine Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income (loss)                                                                    $(19,997)   $15,214
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                         6,433      4,975
   Provision for losses on accounts receivable                                           1,326        700
   Minority interest income                                                                (24)         -
   Noncash restructuring costs (Note 5)                                                  1,953          -
   Other noncash items (Note 5)                                                         10,782       (176)
   Changes in current accounts, excluding the effects of acquisitions:
     Accounts receivable                                                                10,659    (20,909)
     Inventories                                                                        (4,736)    (7,373)
     Due from affiliated companies                                                      (1,194)    (1,507)
     Other current assets                                                               (9,505)      (702)
     Accounts payable                                                                   (2,477)    (1,719)
     Other current liabilities                                                          (1,602)    (8,336)
   Other                                                                                   (24)         -
                                                                                      --------    -------

       Net cash used in operating activities                                            (8,406)   (19,833)
                                                                                      --------    -------

Investing Activities:
 Acquisitions, net of cash acquired                                                          -    (37,446)
 Advances to affiliate, net (Note 6)                                                    (3,013)         -
 Purchases of property, plant, and equipment                                            (2,827)    (3,230)
 Proceeds from sale of property, plant, and equipment                                      225         85
                                                                                      --------    -------

       Net cash used in investing activities                                            (5,615)   (40,591)
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                          -     67,082
 Purchases of Company common stock                                                     (22,647)         -
 Repayment of short-term borrowings and capital lease obligations                         (397)      (991)
                                                                                      --------    -------

       Net cash provided by (used in) financing activities                             (23,044)    66,091
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                               237       (491)
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                       (36,828)     5,176
Cash and Cash Equivalents at Beginning of Period                                        42,709     36,490
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $  5,881    $41,666
                                                                                      ========    =======

Noncash Activities:
 Fair value of assets of acquired companies                                           $      -    $73,410
 Cash paid for acquired companies                                                            -    (39,862)
                                                                                      --------    -------

   Liabilities assumed of acquired companies                                          $      -    $33,548
                                                                                      ========    =======

The accompanying notes are an integral part of these consolidated financial statements.



                                Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and nine-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the nine-month periods ended July 3, 1999, and July
4, 1998. The Company's results of operations for the nine-month periods ended
July 3, 1999, and July 4, 1998, include 39 weeks and 40 weeks, respectively.
Interim results are not necessarily indicative of results for a full year.

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

2.    Transactions with Affiliated Companies

      Revenues from affiliated companies in the accompanying statement of operations includes $961,000 and $2,616,000 during the three- and nine-month periods ended July 3, 1999, respectively, and $922,000 and $2,590,000 during the three- and nine-month periods ended July 4, 1998, respectively, for the sale of laser systems, components, and related services to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the majority owner of the Company. As a result of ThermoLase's intention to exit this business, the Company does not expect such sales in the future.

      During the three- and nine-month periods ended July 3, 1999, the Company purchased high-transmission cellular (HTC) grids valued at $415,000 and $1,153,000, respectively, from the Tecomet division of Thermo Electron
Corporation, the majority owner of ThermoTrex, under a design and production arrangement. During the three- and nine-month periods ended July 4, 1998, the Company purchased HTC grids valued at $98,000 and $260,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended       Nine Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income (Loss)                                              $(14,302)    $ 5,628   $(19,997)    $15,214
                                                               --------     -------   --------     -------

Weighted Average Shares                                          31,919      34,078     32,420      31,581
                                                               --------     -------   --------     -------

Basic Earnings (Loss) per Share                                $   (.45)    $   .17   $   (.62)    $   .48
                                                               ========     =======   ========     =======



3.    Earnings (Loss) per Share (continued)

                                                                Three Months Ended       Nine Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Net Income (Loss)                                              $(14,302)    $ 5,628   $(19,997)    $15,214
Effect of Convertible Note                                            -          50          -         151
                                                               --------     -------    -------     -------

Income (Loss) Available to Common Shareholders,                $(14,302)    $ 5,678   $(19,997)    $15,365
 as Adjusted
                                                               --------     -------   --------     -------


Weighted Average Shares                                          31,919      34,078     32,420      31,581
Effect of:
 Convertible note                                                     -         679          -         679
 Stock options                                                        -         322          -         240
                                                               --------     -------   --------     -------

Weighted Average Shares, as Adjusted                             31,919      35,079     32,420      32,500
                                                               --------     -------   --------     -------

Diluted Earnings (Loss) per Share                              $   (.45)    $   .16   $   (.62)    $   .47
                                                               ========     =======   ========     =======

      The computation of diluted loss per share as of July 3, 1999, excludes the effect of assuming the conversion of the Company's $8,000,000 principal amount
4.2% subordinated convertible note, convertible at $11.79 per share, and the effect of assuming the exercise of outstanding stock options, because the effect would be antidilutive. At July 3, 1999, there were outstanding options to purchase 2,425,000 shares of Company common stock at prices ranging from $5.63 to $17.40 per share.

4.    Comprehensive Income

      During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of fiscal 1999 and 1998, the Company had a comprehensive loss of $14,950,000 and comprehensive income of $4,841,000, respectively. During the first nine months of fiscal 1999 and 1998, the Company had a comprehensive loss of $24,625,000 and comprehensive income of $14,427,000, respectively.

5.    Restructuring and Related Costs

        During the third quarter of fiscal 1999, the Company recorded
$18,080,000 of restructuring and related costs, including restructuring costs of $6,075,000 and inventory and warranty provisions of $12,005,000. The restructuring costs are primarily in connection with the consolidation of the Company's Bennett X-Ray Corporation and Continental X-Ray Corporation facilities into the Company's Danbury, Connecticut, and Littleton, Massachusetts, sites, respectively, and, to a lesser extent, actions to reduce costs in other operations. Restructuring costs include $2,250,000 for facility-closing costs, net of assumed sublease income; $1,953,000 to write off leasehold improvements at facilities to be closed and to write down fixed assets to their estimated disposal value of $95,000; and $1,872,000 for severance for 265 employees across all functions, 43 of whom were terminated in the third quarter of fiscal 1999.



5.    Restructuring and Related Costs (continued)

      In connection with these actions, the Company expects to record approximately $5,000,000 of additional costs as they are incurred over the next several quarters for costs not permitted as charges currently, pursuant to the requirements of Emerging Issues Task Force Pronouncement 94-3. These additional costs primarily include costs for certain employee and business relocation and related costs. The Company plans to complete implementation of its restructuring plan in the first half of fiscal 2000.

      The inventory and warranty charge of $12,005,000, which is included in cost of revenues in the accompanying statement of operations, includes
$9,379,000 to establish inventory provisions and to terminate purchase commitments for products that have become obsolete due to planned product changes or excess as a result of the recent decline in demand. The largest component of the inventory charge was recorded as a result of the decision by the FDA to deny the Company's 510(k) filing for its digital mammography system and resulting design changes expected to be made to the system. Provisions resulting from other planned product and technology changes, as well as decreased sales of certain products at the Company's Lorad division, are also principal components of the inventory charge. The warranty charge of $2,626,000 represents estimated costs to address certain product warranty issues including costs associated with corrective actions to be taken with respect to certain previously sold mammography products.

      During the second quarter of fiscal 1999, the Company recorded restructuring costs of $575,000, related to severance costs for 71 employees across all functions at the Company's XRE Corporation and Continental X-Ray subsidiaries, all of whom were terminated in the second quarter of fiscal 1999.

      A summary of the changes in accrued restructuring costs is as follows:

                                                                                     Facility-
                                                                                       closing      Total
(In thousands)                                                            Severance      Costs
------------------------------------------------------------------------- ---------- ---------- ----------

Balance at October 3, 1998                                                 $      -   $      -   $      -
 Provision charged to expense                                                 2,447      2,250      4,697
 Usage                                                                       (1,014)         -     (1,014)
                                                                           --------   --------   --------

Balance at July 3, 1999                                                    $  1,433   $  2,250   $  3,683
                                                                           ========   ========   ========

6.     Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

      In addition, under the new domestic cash management arrangement, amounts borrowed from Thermo Electron for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 150 basis points, set at the beginning of each month. The Company has no borrowings under this arrangement at July 3, 1999.



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

      During fiscal 1999, the Company experienced a decline in business due to the loss of an OEM customer and lower demand for its products resulting from a decline in the radiographic market and a decline in international sales of cardiac catheterization systems. In response, the Company initiated certain restructuring activities in the second quarter of fiscal 1999 and followed these actions with a larger restructuring plan in the third quarter of fiscal 1999
(Note 5). The third quarter restructuring activities include consolidation of manufacturing facilities and headcount reductions to achieve material cost improvements and focus on cost efficiencies.

      In August 1999, the Company received notification from the FDA denying its 510(k) filing for its digital mammography system. The Company plans to meet with the FDA to discuss the reasons for the denial, and expects to implement various design changes, initiate additional clinical trials, and, if appropriate after completing such clinical trials, submit a new application for marketing clearance. The Company hopes to have initiated additional clinical trials within one year, but there can be no assurance regarding the timing or results of such clinical trials, or the submission of a new application to the FDA for marketing clearance.


Results of Operations

Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998

      Revenues decreased to $63.1 million in the third quarter of fiscal 1999 from $72.1 million in the third quarter of fiscal 1998. Revenues increased $4.1 million as a result of the inclusion for the full fiscal 1999 period of revenues from Trophy, which was acquired in April 1998. Excluding Trophy, revenues decreased $13.1 million. Revenues decreased at Lorad by $5.6 million, due to the termination of an OEM contract with United States Surgical Corporation (U.S.
Surgical), which accounted for $10.6 million of revenues in the fiscal 1998 period. This decrease was offset in part by higher demand for Lorad's mammography systems and mammography system upgrade components. Revenues decreased at XRE by $3.2 million, primarily due to the inclusion in fiscal 1998 of a $2.2 million cardiac catheterization system sale to a Russian customer and lower demand. Revenues decreased at Continental and Bennett primarily due to lower demand in both businesses for general-purpose X-ray systems and lower demand at Continental for radiographic/fluoroscopic systems.

      The gross profit margin decreased to 37% in the third quarter of fiscal
1999 from 43% in the third quarter of fiscal 1998, excluding inventory and warranty provisions of $12.0 million (Note 5). The gross profit margin decreased at each of the Company's operating units, primarily at Lorad, XRE, and Continental, due to lower sales of higher-margin products.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the third quarter of fiscal 1999 from 19% in the third quarter of fiscal 1998, primarily due to the decline in revenues at each of the Company's operating units, excluding Trophy. To a lesser extent, selling, general, and administrative expenses as a percentage of revenues increased due to costs related to assembling a new management team, increased provisions for uncollectible accounts receivable during the quarter, and increased legal costs at Lorad related to patent infringement litigation with Fischer Imaging
Corporation that existed prior to the acquisition of Lorad by ThermoTrex
Corporation, the Company's parent.

      Research and development expenses decreased to $7.9 million in the third quarter of fiscal 1999 from $8.1 million in the third quarter of fiscal 1998.
The inclusion of $0.7 million of additional expenses at Trophy was more than offset by a decrease in research and development expenses related to flat-panel direct-detection digital technology.

      The Company recorded restructuring costs of $6.1 million in the third quarter of fiscal 1999, primarily in connection with the consolidation of certain of its facilities and, to a lesser extent, actions to reduce costs in other operations (Note 5). The Company expects to record an additional $5.0 million of costs, primarily for certain employee and business relocation and related costs, over the next several quarters and plans to complete implementation of its restructuring plan in the first half of fiscal 2000.

      Interest income decreased to $37,000 in the third quarter of fiscal 1999 from $0.8 million in the third quarter of fiscal 1998, primarily as a result of lower average invested balances due in part to repurchases of Company common stock in fiscal 1999. Interest expense, related party, represents interest associated with the 4.2% subordinated convertible note issued to ThermoTrex.

      The effective tax rate in the third quarter of fiscal 1999 was a benefit of 29%, compared with an effective rate of 42% in the third quarter of fiscal
1998. The effective tax rate in both periods varied from the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.



First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998

      Revenues decreased to $188.3 million in the first nine months of fiscal
1999 from $203.6 million in the first nine months of fiscal 1998. Revenues increased $44.8 million as a result of the inclusion for the full fiscal 1999 period of revenues from Trophy, which was acquired in April 1998. Excluding
Trophy, revenues decreased $60.1 million. Revenues decreased at Lorad by $26.9 million, due to the termination of an OEM contract with U.S. Surgical, which accounted for $33.4 million of revenues in the fiscal 1998 period. This decrease was offset in part by higher demand for mammography systems and mammography system upgrade components. Revenues decreased at XRE by $17.5 million, primarily due to the inclusion in fiscal 1998 of an $8.8 million cardiac catheterization system sale to a Russian customer and lower demand. Revenues decreased at Continental and Bennett, primarily due to the reasons discussed in the results of operations for the third quarter.

      The gross profit margin decreased to 37% in the first nine months of fiscal 1999 from 42% in the first nine months of fiscal 1998, excluding third quarter inventory and warranty provisions of $12.0 million (Note 5). The gross profit margin decreased primarily due to the reasons discussed in the results of operations for the third quarter and, to a lesser extent, inventory provisions of $2.4 million in the second quarter of fiscal 1999.

      Selling, general, and administrative expenses as a percentage of revenues increased to 29% in the first nine months of fiscal 1999 from 19% in the first nine months of fiscal 1998, primarily due to a decrease in revenues at all of the Company's operating units, excluding Trophy, and due to the inclusion of Trophy, which has higher costs as a percentage of revenues. Selling, general, and administrative expenses increased to $55.2 million in fiscal 1999 from $38.2 million in fiscal 1998, primarily due to the inclusion of $15.6 million of additional costs at Trophy, which was included for the full fiscal 1999 period.

      Research and development expenses increased to $24.8 million in the first nine months of fiscal 1999 from $23.2 million in the first nine months of fiscal
1998. The inclusion of $4.6 million of additional expenses at Trophy was offset in part by a decrease in research and development expenses related to flat-panel direct-detection digital technology.

      The Company recorded restructuring costs of $6.7 million in the first nine months of fiscal 1999 as discussed in the results of operations for the third quarter (Note 5).

      Interest income decreased to $0.5 million in the first nine months of fiscal 1999 from $2.0 million in the first nine months of fiscal 1998, due to the reasons discussed in the results of operations for the third quarter.
Interest expense, related party, represents interest associated with the 4.2% subordinated convertible note issued to ThermoTrex.

      The effective tax rate in the first nine months of fiscal 1999 was a benefit of 32%, compared with an effective rate of 42% in the first nine months of fiscal 1998. The effective tax rates in both periods varied from the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

      Minority interest income in fiscal 1999 represents losses allocable to minority investors in Trophy's joint ventures.

Liquidity and Capital Resources

      Consolidated working capital was $88.9 million at July 3, 1999, compared with $125.9 million at October 3, 1998. Included in working capital are cash and cash equivalents of $5.9 million at July 3, 1999, compared with $42.7 million at October 3, 1998. In addition, as of July 3, 1999, the Company had $3.0 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note
6), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents.


Liquidity and Capital Resources (continued)

      Operating activities used $8.4 million of cash in the first nine months of fiscal 1999. A decrease in accounts receivable provided $10.7 million of cash during the period, due to lower revenues at a majority of the Company's subsidiaries and, to a lesser extent, improved collections. The Company used
$4.7 million of cash during the period to fund an increase in inventories, which was primarily due to lower than expected sales. An increase in prepaid and refundable taxes resulting from the tax benefit for the period contributed to a $9.5 million increase in other current assets. The Company used $1.6 million during the period to reduce other current liabilities, primarily as a result of federal and state income tax payments. This decrease was offset in part by the effect of accrued restructuring charges of $3.7 million recorded in connection with the restructuring actions commenced in the third quarter of fiscal 1999
(Note 5). The Company expects to expend approximately $8 million in cash for these and additional restructuring costs, primarily during the remainder of calendar 1999.

      In connection with the acquisition of U.S. Surgical by Tyco International, Ltd., and U.S. Surgical's decision to focus on other areas of its business, the Company has committed to purchase inventories that had been sold to U.S.
Surgical in prior periods. The purchase obligation of approximately $5.6 million is payable primarily through the end of calendar 2000.

      Excluding the advance to affiliate activity (Note 6), the Company's investing activities during the period primarily consisted of $2.8 million expended for purchases of property, plant, and equipment. The Company expects to make capital expenditures of approximately $1.0 million during the remainder of the fiscal year.

      The Company's Board of Directors has authorized the repurchase by the Company, through various dates ending on December 22, 1999, of up to $25.0 million of its common stock in the open market, or in negotiated transactions.
As of July 3, 1999, the Company had repurchased $22.6 million of its common stock pursuant to such authorizations, which was funded from working capital.

      The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future, however, Thermo Electron has expressed its willingness to lend the Company up to $10 million for short-term liquidity should the need arise.

      Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may consider acquiring one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it would finance any such acquisitions through a combination of internal funds and/or short-term borrowings from ThermoTrex or Thermo Electron, although it has no agreement with these companies to ensure funds for acquisitions will be available on acceptable terms or at all.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has been substantially completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company


Year 2000 (continued)

also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or non-information technology systems identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 70% complete as of July
3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year
2000 compliant by the end of September 1999. There can be no assurance that the Company will be able to identify all of the year 2000 problems with its critical information technology systems and non-information technology systems.

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

Contingency Plan

      The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
The plan identifies and secures alternate suppliers. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, and vendors, it will modify and adjust its contingency plan as may be required.

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



Year 2000 (continued)

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected.
There is expected to be a significant amount of litigation relating to the year
2000 issue, and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

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

(b)   Reports on Form 8-K

      On May 5, 1999, the Company filed a Current Report on Form 8-K, dated as of May 3, 1999, with respect to restructuring and other charges to be taken by the Company.



                                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August 1999.

                                                          TREX MEDICAL CORPORATION



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                              EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1           Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation.

10.2           Amended and Restated Equity Incentive Plan of the Registrant.

10.3           Amended and Restated Deferred Compensation Plan for Directors of the
               Registrant.

10.4           Amended and Restated Directors Stock Option Plan of the Registrant.

10.5           Purchase Agreement dated as of May 14, 1999, among the Registrant,
               United States Surgical Corporation, and Tyco Healthcare Group, LP.*

27             Financial Data Schedule.


* Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

