Form 10-K
period 1999-10-02
TREX MEDICAL CORP
filed 1999-12-13
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC 20549
                       ----------------------------------------------------

                                                FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended October 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934

                                      Commission file number 1-11827

                                         TREX MEDICAL CORPORATION
                          (Exact name of Registrant as specified in its charter)

Delaware                                                06-1439626
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)

36 Apple Ridge Road
Danbury, Connecticut                                         06810
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 29, 1999, was approximately $20,006,000.

As of October 29, 1999, the Registrant had 32,003,242 shares of Common Stock outstanding.

                                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 10, 2000, are incorporated by reference into Part III.

                                                  PART I
Item 1.  Business

(a)   General Development of Business

      Trex Medical Corporation, which we also refer to as "the company" or "the registrant," designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems, general-purpose and specialized medical X-ray equipment, and dental X-ray systems. The company operates in two segments: Medical Imaging and Dental Imaging.

      Trex Medical is the world's largest manufacturer of mammography systems and also manufactures minimally invasive digital breast-biopsy systems, which provide a low-cost, less-invasive alternative to open surgery for the biopsy of suspicious breast lesions. All of the company's general-purpose X-ray systems as well as its digital radiographic/fluoroscopic (R/F) system, which is used to diagnose gastrointestinal disorders and other problems, are now part of the Trex Heritage Series line of products. The company also manufactures and markets specialized X-ray imaging systems called cardiac catheterization laboratories (cath labs) that are used during diagnostic and interventional vascular and cardiac procedures, such as balloon angioplasty. In addition, Trex Medical manufactures electrophysiology products that aid doctors in diagnosing and treating cardiac arrhythmia. And through its Trophy Radiologie subsidiary, acquired in fiscal 1998*, the company sells a limited number of medical imaging systems in markets outside the U.S.

      Through Trophy Radiologie, which is based just outside Paris, Trex Medical manufacturers digital and conventional dental X-ray systems. Trophy's dental imaging systems are sold in the U.S. through Trex Medical's TREXTrophy Dental division.

      All of the company's imaging products use X-rays. Most of its products are conventional X-ray systems, but some of the newer products are based on digital X-ray technology. Like the conventional systems, the digital systems use X-rays as the energy source, but instead of being captured on film, the image is stored in a digital format, which enables the radiologist to use a computer screen to view it. Radiologists and dentists are the company's primary customers, but interventional cardiologists, surgeons, veterinarians, and chiropractors also use Trex Medical equipment. The company sells its products through dealers and direct sales.

      Trex Medical has developed a full-field digital mammography system, called the TDMS(TM) Trex Digital Mammography System. In August 1999, we received a letter from the United States Food and Drug Administration (FDA) notifying us that, after considering additional information we had provided in a 510(k) pre-market notification submission, the agency determined that our full-field digital mammography system is not substantially equivalent to analog (also called film screen) mammography. In September 1999, the company received a letter from the FDA indicating that the FDA believes that a pre-market approval
(PMA) application, followed by significant post-approval screening trials, may be a more viable option for obtaining market clearance for digital mammography systems. We are reevaluating our strategy based on new information from the FDA. For example, the company may incorporate the data that formed the basis of its 510(k) application into a PMA submission. After submission, the company may implement various design and engineering changes that may require additional preapproval clinical trials.

Restructuring Actions

      During fiscal 1999, Trex Medical recorded pretax restructuring and related charges totaling $23.8 million. The majority of these charges, $18.1 million, were recorded in the third fiscal quarter, which ended July 3, 1999. The charges consisted of inventory and warranty provisions of $13.9 million and restructuring costs of $9.9 million. Most of these charges were incurred as a result of the company's decision to close two of its four domestic manufacturing

--------------------
* References to fiscal 1999, 1998, and 1997 herein are for the years ended October 2, 1999, October 3, 1998, and September 27, 1997, respectively.

facilities after relocating these operations. We ended fiscal 1999 with 20% fewer personnel than fiscal year-end 1998. Trex Medical is still manufacturing its complete product line, but, by streamlining our operations, we expect overhead costs to be significantly reduced. We estimate that we will achieve operating savings of approximately $9-$10 million in fiscal 2000.

      Trex Medical is a public subsidiary of ThermoTrex Corporation. In May 1999, ThermoTrex announced that its parent company, Thermo Electron Corporation, had proposed the merger of ThermoTrex and its ThermoLase Corporation subsidiary into Thermo Electron. The public shareholders of ThermoTrex and of ThermoLase would receive Thermo Electron common stock in exchange for their ThermoTrex and ThermoLase shares, and both companies would become private subsidiaries of Thermo Electron. Trex Medical would remain public and would become a direct subsidiary of Thermo Electron.

      The proposals are subject to numerous conditions, including establishment of a price and exchange ratio, confirmation of anticipated tax consequences, negotiation and execution of definitive merger agreements, approval by both companies' board of directors (including their independent directors), receipt of fairness opinions from investment banking firms, and Securities and Exchange Commission review of filings regarding the proposed transactions.

Stock Ownership

      Trex Medical was incorporated in September 1995 as a subsidiary of ThermoTrex. On October 2, 1999, ThermoTrex owned 22,879,568 shares of our common stock. This represented 71% of Trex Medical's outstanding shares on that date. ThermoTrex is a majority-owned public subsidiary of Thermo Electron. In addition to the products marketed by Trex Medical, ThermoTrex, through its majority-owned and wholly owned subsidiaries, offers personal-care products and services and conducts advanced-technology research in avionics, X-ray detection, signal processing, and lasers. On October 2, 1999, Thermo Electron owned 2,242,121 shares of Trex Medical's common stock, representing 7% of the company's common stock. During fiscal 1999, Thermo Electron purchased 2,241,800 shares of the company's common stock on the open market for $19.7 million. Thermo Electron is a world leader in many of the markets it serves. Thermo Electron is a leading provider of analytical and monitoring instruments, used in everything from life sciences research to food and beverage production, and a recognized leader in biomedical products including heart-assist devices, respiratory-care equipment, neurodiagnostics, and mammography systems. In addition, Thermo Electron develops and operates power plants, offers a range of environmental consulting and resource management services, is a major producer of paper-recycling equipment, provides water-clarification and fiber-recovery products and services, and conducts a broad range of advanced technology R&D.

Forward-Looking Statements

      We make forward-looking statements throughout this document. We typically use the words, "believe," "anticipate," "plan," "expect," "seek," "estimate," and similar expressions to identify forward-looking statements. Unless a passage describes an historical event, you should consider it to be a forward-looking statement. As you make decisions about your investments in Trex Medical, we caution you, in keeping with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, that forward-looking statements regarding the company's future expectations and projections are not guarantees of future performance. They involve risks, uncertainties, and assumptions, and many of the factors that will determine the company's future results are beyond our ability to control or predict. Therefore, our actual results may differ significantly from those suggested by forward-looking statements. You can find these risk factors detailed under the heading "Forward-looking Statements" immediately following the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 1999 Annual Report to Shareholders, which is incorporated in this document by reference.

(b)   Financial Information About Segments

      Financial information concerning the company's segments is summarized in
Note 10 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual Report to Shareholders. This information is incorporated in this document by reference.

(c)   Description of Business

            (i)   Principal Products and Services

Medical Imaging

Breast Cancer Detection

      Mammography Systems. Trex Medical offers two high-end systems, the Lorad M-IV and the Contour 2000, and two mid-tier systems, the Lorad Elite and the Profile 2000.

      Trex Medical has developed a full-field digital mammography system, called the TDMS(TM) Trex Digital Mammography System, and a 510(k) application seeking clearance to market this system was submitted to the FDA in December 1997. In August 1999, we received a letter from the FDA notifying us that, after considering additional information we had provided, the agency determined that our full-field digital mammography system is not substantially equivalent to analog (also called film screen) mammography. Since we started the clinical trial that formed the basis of our 510(k) application, the FDA has reassessed its original guidelines for evaluating this new technology. In September 1999, Trex Medical and other companies developing full-field digital mammography systems received a letter from the director of the FDA's Office of Device Evaluation. In this communication, the agency indicated that it now believes that a pre-market approval (PMA) application may be the most viable option; however, the FDA has not mandated this approach. The standard of review under a PMA is whether a device is safe and effective, and is generally more burdensome than a 510(k), because it applies to devices considered to be of higher risk. Due to the inherent limitations of the clinical trials conducted under its previous guidelines, the FDA was unable to make a substantial equivalence determination, but the FDA has indicated that it may be able to approve digital mammography under a PMA application.

      We plan to incorporate design and engineering changes into our system, and it may be necessary to collect more clinical data. However, the data that formed the basis for our 510(k) application could be incorporated into a PMA application, which would then need to be followed up with significant post-approval clinical studies. We are reevaluating our strategy based on this latest information from the FDA and may initiate a new clinical trial as we continue to pursue clearance from the FDA to market a full-field digital mammography system.

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

      Minimally Invasive Breast-Biopsy Systems. The company offers three minimally invasive breast-biopsy systems. These systems provide an alternative to open surgical biopsy, which is generally performed under general anesthesia. Minimally invasive biopsies are typically done on an out-patient basis under local anesthesia and are less expensive than open surgery.

      Trex Medical offers two upright systems, which are used in conjunction with the company's mammography systems. In addition, for physicians that perform a significant number of biopsies, Trex Medical sells a dedicated, prone biopsy system called the Lorad MultiCare(TM) Breast Biopsy System (formerly called the StereoGuide(R)). This system is used with the company's digital "spot" mammography system, which enables the doctor to position the sampling device at the site of the suspicious lesion. When performing a biopsy with any Trex Medical system, the doctor has a choice of tissue-sampling devices, which are not manufactured by the company.

The company's prone biopsy system is the subject of two lawsuits alleging infringement of two Fischer Imaging Corporation patents. See "Item 3 - Legal Proceedings."

      Sales of breast-imaging products accounted for 38%, 45%, and 48% of the company's total revenue in fiscal 1999, 1998, and 1997, respectively.

General and Specialized Radiology

      General-Purpose X-Ray. Trex Medical addresses the general-purpose X-ray market through its Trex Heritage Series line of products. Previously, the company had sold this equipment under the Continental and Bennett brand names. The Heritage Series includes basic X-ray systems that are generally used in outpatient facilities as well as more sophisticated and expensive X-ray systems typically used in hospitals and clinics. For example, the Trex ER system is designed to meet the heavy-duty demands of a hospital emergency room, while the Trex General Radiographic System is appropriate for any setting. The Heritage Series also includes the Trex 2200i digital radiographic/fluoroscopic (R/F) system, which provides real-time image capture. R/F systems are often used for diagnostic gastrointestinal procedures to image the progress of a radiopaque solution (typically barium) as it travels through the digestive tract.

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

      Cardiac Catheterization, Angiography, and Electrophysiology. Trex Medical designs, manufactures, and markets cardiac catheterization laboratories (cath labs) and positioners for cardiovascular imaging systems. Our imaging equipment is used in cath labs where angiography (the examination of blood vessels using X-rays following the injection of a radiopaque contrast medium) is performed. These systems are designed to provide real-time images of peripheral blood vessels and of the heart and coronary arteries for physicians performing diagnostic and interventional procedures, such as balloon angioplasty, a procedure in which a segment of a narrowed coronary artery is stretched by the inflation of a balloon introduced into the affected artery.

      Our products include the Unicath SP(TM) cardiovascular imaging system, with enhanced features such as a larger X-ray tube and advanced image intensifier with Full Frame(TM) Zoom to further improve the visualization of interventional devices such as stents, which are implanted in a blood vessel in order to keep the restricted vessel open once it has been expanded by balloon angioplasty.

      To complement its Unicath SP labs, Trex Medical offers digital-image-processing systems, workstations, and archive alternatives. For example, the DVFX digital video filter system acquires, enhances, and displays high-resolution images at 30 frames per second to clearly image and freeze the motion of the heart. Our TREXnet(TM) digital data-management system integrates digital X-ray images, blood pressure and other physiological data, doctors' notes from the procedure, and patient demographic information into a single database.

      In addition, the company designs, manufactures, and sells electrophysiology systems that are used in the diagnosis and treatment of cardiac arrhythmia, which is characterized by the sudden, erratic beating of the heart and can result in cardiac arrest.

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

      Other Products. The company uses its technological and manufacturing expertise to produce a number of other products, including the lasers used in ThermoLase's hair-removal process. Sales of these lasers totaled $3.4 million in 1999, $2.9 million in fiscal 1998, and $11.4 million in fiscal 1997. As a result of the ThermoLase exiting the hair-removal business, the company does not expect future sales to ThermoLase.

      Sales of general and specialized radiology equipment accounted for 34%, 46%, and 52% of the company's total revenue in fiscal 1999, 1998, and 1997, respectively.

Dental Imaging

      In April 1998, the company acquired Trophy Radiologie, one of the world's largest manufacturers of dental X-ray systems. Through this division, the company designs, manufactures, and markets a variety of conventional and digital dental X-ray systems. In 1987, Trophy introduced the first digital X-ray system for dentists. In fiscal 1999, Trophy introduced the RVGui system. The ui stands for ultimate imaging, and a recent study has demonstrated that the RVGui's solid state intraoral sensor produces extremely sharp images that rival or exceed film in all respects. Other benefits include a significant reduction in X-ray exposure compared to conventional film-based systems and a detailed zoom mode.

      Sales by the Dental Imaging segment accounted for 28% and 9% of the company's total revenues in fiscal 1999 and 1998, respectively.

Sales, Service, and Distribution

      We sell our products through a worldwide network of more than 100 independent dealers and, to a lesser extent, on a direct basis. Trex Medical employs regional sales managers who oversee the performance of the independent dealers on a domestic and international basis and, in certain instances, support direct sales efforts. The company and its independent dealers maintain a staff of factory-trained service technicians to support its systems on a worldwide basis.

      In addition to manufacturing and marketing its own systems, the company manufactures systems and system components as an OEM for other medical equipment companies.

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

      The company is also subject to periodic inspections by the FDA, which audits the company's compliance with current good manufacturing practices, which are set forth in the Quality System Regulation (QSR) during such inspections. Enforcement of QSRs has increased significantly in the last several years. If Trex Medical or any of its facilities was determined to be in noncompliance, and it was not possible to convince the FDA of the adequacy of its compliance, the FDA could impose penalties or other remedies, including a recall or temporary suspension of product shipments or withholding of marketing clearances or approvals until compliance was achieved. These penalties or remedies could have a material adverse effect on the company's business and results of operations.

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

      The company has arrangements with ThermoTrex under which the company funds certain research and development efforts related to digital imaging technology. In fiscal 1999, 1998, and 1997, the company paid $0.5 million, $2.2 million, and $2.0 million to ThermoTrex under such arrangements.

      Trex Medical's research and development expenses were $32.4 million in fiscal 1999 and 1998, and $24.7 million in fiscal 1997.

      (iii)Raw Materials

      The raw materials, components, and supplies we purchase are available from a number of different suppliers. If necessary, we believe we could develop alternative sources without a material adverse effect on our results. To date, we have not experienced any difficulty in obtaining raw materials, components, or supplies. Certain raw materials and components require significant order lead time. This may require the company to hold inventory levels in excess of current operating requirements.

      (iv) Patents, Licenses, and Trademarks

      Trex Medical protects its intellectual property rights and applies for patent protection when the company believes it is appropriate. The company currently holds numerous issued U.S. patents expiring at various dates ranging from 2000 to 2017. The company also has applications pending for additional U.S. patents and a number of foreign counterparts for its patents and patent applications in various foreign countries. Although patent protection may provide the company with competitive advantages with respect to certain systems, the company believes that technical know-how and trade secrets are more important to its business than patent protection.

      Competitors and other third parties hold issued patents and pending patent applications relating to imaging and other related technologies, and it is uncertain whether these patents and patent applications will require the company to alter its products or processes, pay licensing fees, or cease certain activities. Trex Medical is a defendant in two patent infringement lawsuits and a lawsuit alleging it misappropriated certain other technology owned by a third party. See information under the heading "Risks Associated With Patent and Other Litigation" under the caption "Forward-looking Statements" in the Registrant's Fiscal 1999 Annual Report to Shareholders (these statements are incorporated in this document by reference), and "Item 3 - Legal Proceedings."

      (v)  Seasonal Influences

      There are no significant seasonal influences on our sales of products and services.

      (vi) Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

      (vii)Dependency on a Single Customer

      Sales to Diagnostic Imaging, Inc. accounted for 14% of the company's total revenues in fiscal 1999.

      (viii)Backlog

      The company's backlog of firm orders at fiscal year-end 1999 and 1998 was:

(In thousands)                                                                         1999          1998
------------------------------------------------------------------------------ ------------- -------------

Medical Imaging                                                                     $40,456       $ 55,936
Dental Imaging                                                                        5,174          6,779
                                                                                    -------       --------

                                                                                    $45,630       $ 62,715
                                                                                    =======       ========

      The backlog decreased primarily due to a decline in orders at the Medical Imaging segment, as well as ThermoLase's decision to exit the hair-removal business. As a result of the decline in backlog and based on the volume of bookings in October and November 1999, the company expects to report lower comparative sales and operating results in the first quarter of fiscal 2000. The company believes that this decline in business is due in part to the consolidation of facilities and a reorganization of its distribution system; however, there can be no assurance that this trend will not continue.

      Certain of these orders are cancellable by the customer upon payment of a cancellation charge. We believe that substantially all of the backlog as of October 2, 1999, will be shipped or completed during fiscal 2000.

      (ix) Government Contracts

      Less than 1% of Trex Medical's total revenues in fiscal 1999 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. We do not have knowledge of threatened or pending renegotiation or termination of any material government contract or subcontract.

      (x)  Competition

      The healthcare industry in general, and the market for imaging products in particular, is highly competitive. The Medical Imaging segment competes with a number of companies, many of which have substantially greater financial, marketing, and other resources. In most diagnostic imaging modalities, including X-ray imaging, the company's competitors include large companies such as GE Medical Systems, the Philips Medical Systems subsidiary of Philips N.V., Siemens AG, Toshiba, and Shimadzu Corporation. The company's three minimally invasive breast-biopsy systems compete with products offered by GE, Fischer Imaging Corporation, and Philips, and with conventional surgical biopsy procedures.

      The Dental Imaging segment competes outside the U.S. with Planmeca OY, Sirona Dental Systems, and the Soredex division of Orion Corporation. In the U.S., the Dental Imaging segment's competitors include Schick Technologies, Inc., Dexis, the Gendex and New Image divisions of DENTSPLY International, Inc., Sygnus Imaging, and the Dent-X subsidiary of AFP Imaging Corporation.

      The company competes primarily on the basis of product features, product performance, and reputation as well as price and service. Trex Medical believes that competition is likely to increase as a result of healthcare cost-containment pressures and the development of alternative diagnostic and interventional technologies.

      (xii)Environmental Protection Regulations

      We believe that compliance with federal, state, and local environmental regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

      (xiii)Number of Employees

      As of October 2, 1999, Trex Medical employed approximately 1,150 people.

(d)   Financial Information about Geographic Areas

      We summarize financial information about geographic areas in Note 10 to Consolidated Financial Statements in Trex Medical's Fiscal 1999 Annual Report to Shareholders, which is incorporated in this document by reference.

(e)   Executive Officers of the Registrant

        Name                Age   Present Title (Fiscal Year First Became Executive
                                  Officer)
        ------------------ ------ -----------------------------------------------------

        William J. Webb     57    President and Chief Executive Officer (1999)
        Ira S. Miller       54    Senior Vice President, Sales and Marketing (1999)
        Gerald R. Roda      56    Senior Vice President, Finance (1999)
        Theo                40    Chief Financial Officer (1999)
        Melas-Kyriazi
        Paul F. Kelleher    57    Chief Accounting Officer (1995)


     Each executive officer serves until his successor is chosen or appointed by the board of directors and qualified, or until earlier resignation, death, or removal. Mr. Webb has been president and chief executive officer of the company since January 1999. Prior to joining Trex Medical, Mr. Webb was employed by Picker International, Inc. for 16 years. In his last position with that company, he served as an executive vice president and was responsible for global sales and service for that company's diagnostic imaging product line for eight years. Mr. Miller has been senior vice president, marketing and sales, of the company since March 1999. Prior to joining Trex Medical, Mr. Miller was employed by Picker International, Inc. for seven years. In his last position, he served as vice president, multi-hospital systems business group, for three years. Mr. Roda has been senior vice president, finance, of the company since March 1999. Prior to joining Trex Medical, Mr. Roda was employed by Picker International, Inc. for 14 years, where he served as Group Controller, Sales and Service since 1994. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc., in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in 1998. Mr. Kelleher has held comparable positions for at least five years with Trex Medical or Thermo Electron. Mr. Melas-Kyriazi and Mr. Kelleher are full-time employees of Thermo Electron, but they devote as much time to the affairs of the company as is reasonably required. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron.

Item 2.  Properties

      The location and general character of the company's principal properties by business segment as of October 2, 1999, are:

Medical Imaging

      The Medical Imaging segment owns a 62,500-square-foot office and manufacturing facility in Danbury, Connecticut, and leases a 120,000-square-foot office and manufacturing facility in Copiague, New York, under a lease expiring in fiscal 2005; a 156,000-square-foot office and manufacturing facility in Littleton, Massachusetts, under a lease expiring in fiscal 2012; and a 60,000-square-foot office and manufacturing facility in Danbury, Connecticut, under a lease expiring in fiscal 2007.

Dental Imaging

      The Dental Imaging segment owns two office and manufacturing facilities: a 12,900-square-foot office and manufacturing facility in Bolu, Turkey, and a 7,500-square-foot office and manufacturing facility in Jakarta, Indonesia. This segment leases a 120,000-square-foot office, manufacturing, and lab facility near Paris, France, under a lease expiring in fiscal 2002 and a 10,750-square-foot office and manufacturing facility in Saint Eitenne, France, under a lease expiring in fiscal 2005. This segment also leases facilities in Germany, the United Kingdom, Italy, Spain, Japan, and Belgium.

      We believe these facilities are in good condition and are suitable to meet our current needs.

Item 3.  Legal Proceedings

      On April 2, 1992, Fischer Imaging Corporation filed a lawsuit in the United States District Court, District of Colorado, against Trex Medical's Lorad division, alleging that Lorad's prone breast-biopsy system infringes a Fischer patent on a precision mammographic needle-biopsy system. As of October 2, 1999, Trex Medical had recorded revenues of approximately $157.5 million from the sale of these systems; $34.4 million of the total was from sales that were recorded before October 16, 1995, which is the date that Lorad was transferred from ThermoTrex to Trex Medical. On April 7, 1998, Fischer filed a second lawsuit in the United States District Court, District of Colorado, against Trex Medical's Lorad division, alleging that Lorad's manufacture of breast-imaging equipment and breast-biopsy system infringes on a second Fischer patent which was issued April 7, 1998. These two lawsuits have been consolidated into a single lawsuit.

      Fischer is seeking a permanent injunction, treble damages, and attorneys' fees and expenses. If the company is unsuccessful in defending this lawsuit, it may be enjoined from manufacturing and selling its prone breast-biopsy system without a license from Fischer. If a license were required, there is no assurance that the company will be able to obtain one on commercially reasonable terms, or on any terms. In addition, the company may be subject to damages for past infringement.

      When Trex Medical was incorporated, ThermoTrex agreed to indemnify Trex Medical for any and all cash damages related to sales of the prone breast-biopsy system prior to October 16, 1995, the date that Lorad was transferred to Trex Medical. As of October 2, 1999, Trex Medical had approximately $1.1 million accrued for costs associated with this litigation. Any indemnification payment that Trex Medical would receive from ThermoTrex would be treated as a contribution to shareholders' investment.

      Trophy Radiologie is party to a lawsuit filed March 21, 1996, in the United States District Court for the Eastern District of New York against Schick Technologies, Inc., alleging infringement of a Trophy patent relating to dental X-ray apparatus. Schick has filed a counterclaim against Trophy alleging infringement of a Schick patent that also relates to dental X-ray apparatus. Each of the parties is seeking a declaration that the opposing party's patent is invalid, a permanent injunction, treble damages, and attorneys' fees and expenses.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated in this document by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated in this document by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated in this document by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated in this document by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's Fiscal 1999 Annual Report to Shareholders and are incorporated in this document by reference.

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

                                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a, d)   Financial Statements and Schedules

      (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

      (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

      (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

      List of Financial Statements and Schedules Referenced in this Item 14

 Information incorporated by reference from Exhibit 13 filed herewith:

      Consolidated Statement of Operations
      Consolidated Balance Sheet
      Consolidated Statement of Cash Flows
      Consolidated Statement of Comprehensive Income and Shareholders'
        Investment
      Notes to Consolidated Financial Statements
      Report of Independent Public Accountants

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

Date:  December 9, 1999                TREX MEDICAL CORPORATION

                                       By: /s/ William J. Webb
                                           William J. Webb
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 9, 1999.

Signature                                          Title

By:  /s/ William J. Webb                           President, Chief Executive
     William J. Webb                               Officer, and Director


By:  /s/ Theo Melas-Kyriazi                        Chief Financial Officer
     Theo Melas-Kyriazi

By:  /s/ Paul F. Kelleher                          Chief Accounting Officer
     Paul F. Kelleher

By:  /s/ John T. Keiser                            Chairman of the Board and
     John T. Keiser                                Director


By:  /s/ Dr. Elias P. Gyftopoulos                  Director
     Dr. Elias P. Gyftopoulos

By:  /s/ Hal Kirshner                              Director
     Hal Kirshner

By:  /s/ Dr. James W. May, Jr.                     Director
     Dr. James W. May, Jr.

By:  /s/ Hutham S. Olayan                          Director
     Hutham S. Olayan

By:  /s/ Firooz Rufeh                              Director
     Firooz Rufeh

                                 Report of Independent Public Accountants

To the Shareholders and Board of Directors of Trex Medical Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Trex Medical Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and we have issued our report thereon dated November 8, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 on page 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                      Arthur Andersen LLP



Boston, Massachusetts
November 8, 1999

SCHEDULE II

                                          TREX MEDICAL CORPORATION

                                    Valuation and Qualifying Accounts
                                              (In thousands)


Description                             Balance at     Provision      Accounts     Other (a)      Balance
                                         Beginning    Charged to       Written                     at End
                                           of Year       Expense           Off                    of Year
------------------------------------- ------------- ------------- ------------- ------------- ------------

Allowance for Doubtful Accounts

Year Ended October 2, 1999                 $ 2,667       $ 2,220       $  (874)      $  (475)      $ 3,538

Year Ended October 3, 1998                 $ 1,298       $   697       $  (542)      $ 1,214       $ 2,667

Year Ended September 27, 1997              $ 1,264       $   170       $  (136)      $     -       $ 1,298


Description                             Balance at   Established     Activity       Currency      Balance
                                         Beginning    as Cost of   Charged to    Translation       at End
                                           of Year  Acquisitions      Reserve                     of Year
------------------------------------- ------------- ------------- ------------- ------------- ------------

Accrued Acquisition Expenses (b)

Year Ended October 2, 1999                 $ 1,293       $ 1,724       $  (948)      $  (235)      $ 1,834

Year Ended October 3, 1998                 $   289       $ 1,635       $  (718)      $    87       $ 1,293

Year Ended September 27, 1997              $   579       $     -       $  (290)      $     -       $   289


Description                             Balance at     Provision          Cash                    Balance
                                         Beginning    Charged to      Payments      Currency       at End
                                           of Year   Expense (d)                 Translation      of Year
------------------------------------- ------------- ------------- ------------- ------------- ------------

Accrued Restructuring Costs (c)

Year Ended October 2, 1999                 $     -       $ 7,555       $(3,831)      $   (22)      $ 3,702

(a) Includes allowances of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's Fiscal 1999
    Annual Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual
    Report to Shareholders.
(c) The nature of activity in this account is described in Note 9 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual
    Report to Shareholders.
(d) Excludes inventory and warranty provisions of $13.9 million and an asset write-down of $2.0 million.


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

10.3 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 12, 1997, between ThermoTrex and the Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-11827] and incorporated herein by reference).

10.4 Purchase Agreement between General Electric Company and Bennett dated November 17, 1994 (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

10.5 Agreement between Philips Medizin Systeme Unternehmensbereich der Philips GmbH and Bennett dated February 12, 1992 (filed as
               Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

10.6 Distributorship Agreement between ThermoTrex and U.S. Surgical Corporation dated as of October 20, 1995, as amended (filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

10.7 Note Purchase and Sale Agreement dated as of October 2, 1995, between ThermoTrex and the Registrant (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

10.8 Lease dated as of September 15, 1995, by and among ThermoTrex and BK Realty Associates, L.P. and Calrob Realty Associates (filed as
               Exhibit 10.26 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10791] and incorporated herein by reference).

10.9 Lease dated as of December 20, 1995, between Melvyn J. Powers and Mary P. Powers D/B/A M&M Realty and Lorad, as amended (filed as
               Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

Exhibit
Number         Description of Exhibit

10.10 Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

10.11 License Agreement between the Registrant and ThermoTrex dated as of October 16, 1995 (filed as Exhibit 10.88 to the Registrant's Registration Statement on Form S-1 [Reg. No.
               333-2926] and incorporated herein by reference).

10.12 Amended and Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-11827] and incorporated herein by reference).

10.13 Lease dated May 29, 1996, between John K. Grady, Trustee of Concord Associates Foster Street Trust, and XRE Acquisition Corp. (filed as Exhibit 10.89 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

10.14 Asset Purchase Agreement dated September 4, 1996, by and among CXR Acquisition Corp., the Registrant, Continental X-Ray Corporation, Alphatek Corporation, Broadview Manufacturing Corporation, Haymarket Square Associates, Advanced Medical Imaging, Inc., Trans-Continental X-Ray Corporation, and the Stockholders and Partners thereof (filed as Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-15381] and incorporated herein by reference).

10.15 Letter Agreement dated January 13, 1997, between the Registrant and Philips Medical Systems (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996 [File No. 1-11827] and incorporated herein by reference).

10.16 Form of Purchase Order and Terms and Conditions for Purchases of Lasers by ThermoLase Corporation from the Registrant (filed as
               Exhibit 10.30 to ThermoLase's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-13104] and incorporated herein by reference).

*10.17 Amendment to Distributorship Agreement, dated March 26, 1998, amending Distributorship Agreement dated October 20, 1995, between the Registrant and U.S. Surgical Corporation (filed as
               Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1998, and incorporated herein by reference).

*10.18 Amended Agreement, dated July 2, 1998, amending Distributorship Agreement dated October 20, 1995, between the Registrant and U.S. Surgical Corporation (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1998, and incorporated herein by reference).

*10.19 Letter Agreement, dated August 20, 1998, amending Distributorship Agreement dated October 20, 1995, between the Registrant and U.S. Surgical Corporation (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1998, and incorporated herein by reference).

*10.20 Letter dated January 4, 1999, by and between the Registrant and United States Surgical Corporation, division of Tyco Ltd. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 2, 1999 [File No. 1-11827] and incorporated herein by reference).

Exhibit
Number         Description of Exhibit

10.21 Agreement by and between the Registrant and William J. Webb dated as of January 4, 1999 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 2, 1999 [File No. 1-11827] and incorporated herein by reference).

10.22 Agreement by and between the Registrant and Hal Kirshner dated as of February 2, 1999 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 2, 1999 [File No. 1-11827] and incorporated herein by reference).

10.23 Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11827] and incorporated herein by reference).

10.24 Amended and Restated Equity Incentive Plan of the Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11827] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan is 2,200,000 shares, after adjustment to reflect a share increase approval in 1999.)

10.25 Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-11827] and incorporated herein by reference).

10.26 Amended and Restated Directors Stock Option Plan of the Registrant (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-11827] and incorporated herein by reference).

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and ThermoTrex for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

*10.27 Purchase Agreement dated as of May 14, 1999, among the Registrant, United States Surgical Corporation, and Tyco Healthcare Group, LP (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11827] and incorporated herein by reference).

  13 Annual Report to Shareholders for the fiscal year ended October 2, 1999 (only those portions incorporated herein by reference).

  21           Subsidiaries of the Registrant.

  23           Consent of Arthur Andersen LLP.

  27           Financial Data Schedule.


* Confidential treatment as to certain portions are omitted and filed separately with the Securities and Exchange Commission.