Form 10-K/A
period 1999-10-02
TREX MEDICAL CORP
filed 2000-01-31
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
               ---------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

(mark one)


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                   on which registered
-------------------                                   ---------------------
Common Stock, $.01 par value                           American Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. X No _____.

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

Items 10, 11, 12 & 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1999 are hereby amended and restated in their entirety as follows:

                                    Part III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      Set forth below are the names of the directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships.

-------------------------------------------------------------------------------
Elias P. Gyftopoulos

                    Dr. Gyftopoulos, 72, has been a director of the Corporation since November 1995. Dr. Gyftopoulos is Professor Emeritus of the Massachusetts Institute of Technology, where he was the Ford Professor of Mechanical Engineering and of Nuclear Engineering for more than 20 years until his retirement in 1996. Dr. Gyftopoulos is also a director of Thermo BioAnalysis Corporation, Thermo Cardiosystems Inc., Thermo
                    Electron,    ThermoLase    Corporation    and    ThermoRetec
                    Corporation.
-------------------------------------------------------------------------------
Hal Kirshner

                    Mr. Kirshner, 58, has been a director of the Corporation since its inception in October 1995. He was the chief executive officer and president of the Corporation from October 1995 through December 13, 1998. Mr. Kirshner was also president of the LORAD division of the Corporation from 1991 until 1997.
-------------------------------------------------------------------------------
John T. Keiser

                    Mr. Keiser, 63, has been a director of the Corporation since June 1997. He has been the chief operating officer, biomedical, of Thermo Electron since September 1998 and was a vice president from April 1997 until his promotion. Mr. Keiser has been the president and chief executive officer of Thermedics Inc., a majority-owned subsidiary of Thermo Electron, since March 1998 and December 1998, respectively, and was a senior vice president of Thermedics Inc. from 1994 until his promotion to president. He has also been the president of Thermo Electron's wholly owned biomedical group, a manufacturer of medical equipment and instruments, since 1994. Mr. Keiser is a director of Metrika Systems Corporation, Thermedics Inc., Thermedics Detection Inc., Thermo Cardiosystems Inc., ThermoLase Corporation, Thermo Sentron Inc. and ThermoTrex Corporation.
-------------------------------------------------------------------------------
James W. May Jr .

                    Dr. May, 56, has been a director of the Corporation since February 1996. He has been Professor of Surgery at Harvard Medical School since 1994 and was Associate Clinical Professor of Surgery for more than five years prior to that time. He has also been Director of Plastic Surgery at Massachusetts General Hospital since 1982.
------------------------------------------------------------------------------
Hutham S. Olayan

                    Ms. Olayan, 46, has been a director of the Corporation since February 1996. She has served since 1995 as president and a director of Olayan America Corporation, a member of the Olayan Group, and as president and a director of Competrol Real Estate Limited, another member of the Olayan Group, until its merger into Olayan America Corporation in 1997. The surviving company is engaged in private investments, including real estate, and advisory services. Ms. Olayan is also a director of Thermo Electron.
-------------------------------------------------------------------------------
Firooz  Rufeh

                    Mr. Rufeh, 62, has been a director of the Corporation since its inception in October 1995. Mr. Rufeh presently serves as a consultant to Thermo Electron. Mr. Rufeh served as the chief executive officer of ThermoTrex from 1988 to February 1996, and as the president of ThermoTrex from 1988 to February 1997. Mr. Rufeh also served as a vice president of Thermo Electron from 1986 until his retirement in February 1997.
-------------------------------------------------------------------------------
 William  J. Webb

                    Mr. Webb, 57, has been president, chief executive officer and a director of the Corporation since January 1999. From 1997 until his appointment, Mr. Webb served as the executive vice president, global sales and service, of Picker International Inc., a manufacturer and marketer of diagnostic imaging equipment. He served as the executive vice president, sales and service for Picker International
                    Inc.          from         1990         until          1997.
-------------------------------------------------------------------------------

Committees of the Board of Directors and Meetings

      The board of directors has established an audit committee and a human resources committee, each consisting solely of directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors"). The present members of the audit committee are Ms. Olayan (Chairman), Dr. May and Dr. Gyftopoulos. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Dr. Gyftopoulos (Chairman), Dr. May and Ms. Olayan. The human resources committee reviews the performance of senior members of management, approves executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met seven times, the audit committee met three times and the human resources committee met five times during fiscal 1999. Each director attended at least 75% of all meetings of the board of directors and committees on which he or she served that were held during fiscal 1999.

Compensation of Directors

      Cash Compensation

      Outside directors receive an annual retainer of $2,000 and a fee of $1,000 per meeting for attending regular meetings of the board of directors and $500 per meeting for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of directors' fees is made quarterly. Mr. Keiser and Mr. Webb are both employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Mr. Kirshner, who is currently a consultant to the Corporation, does not receive any cash compensation from the Corporation for his services as a director during the term of his consulting agreement. See "Executive Compensation - Severance Agreements." Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

      Deferred Compensation Plan

      Under the Corporation's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his or her cash fees until he or she ceases to serve as a director, dies or retires from his or her principal occupation. In the event of a change of control or proposed change of control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Any of the following are deemed to be a change of control: (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron;
(ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on July 1, 1999 or who subsequent to that date were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock has been reserved for issuance under the Deferred Compensation Plan. As of October 2, 1999, deferred units equal to approximately 5,980 shares of Common Stock were accumulated under the Deferred Compensation Plan.

      Directors Stock Option Plan

      The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of Common Stock of the Corporation to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of Common Stock annually. The annual grant is made at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation to each outside director then holding office. Options evidencing annual grants are immediately exercisable at any time from and after the grant date of the option and prior to the earliest to occur of (i) the expiration of the option on the third anniversary of the grant date; (ii) two years after the director ceases to serve as a director of the Corporation; or (iii) the date of dissolution or liquidation of the Corporation. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or another Thermo Electron company prior to the first anniversary of the grant date.

      The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of October 2, 1999, options to purchase 120,000 shares of Common Stock had been granted and were outstanding under the Directors Plan, no options had lapsed or been exercised, and options to purchase 80,000 shares of Common Stock were reserved and available for grant.

Stock Ownership Policies for Directors

      The human resources committee of the board of directors (the "Committee") has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership within a three-year period. The chief executive officer of the Corporation is required to comply with a separate stock holding policy established by the Committee, which is described below.

      In addition, the Committee has a policy requiring directors to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described below.

Executive Officers

      Reference is made to Item 1(e) of this Report for information regarding the Executive Officers of the Registrant.

Item 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table summarizes compensation during the last three fiscal years for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer, its former chief executive officer and its executive officers whose total annual salary and bonus, as determined in accordance with the rules of the Securities and Exchange Commission, was greater than $100,000, and who were employed by the Corporation as of the end of fiscal 1999. The table also includes information as to two executives who were not serving as executive officers as of the end of fiscal 1999. These officers are together referred to as the "named executive officers."

      The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the corporate services agreement between the Corporation and Thermo Electron. See Item 13 - Certain Relationships and Related Transactions. Accordingly, the compensation for these individuals is not reported in the following table.

                                   Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------------
                         Annual Compensation                          Long Term Compensation
                         -------------------                          -----------------------
                                                                      Restricted      Securities
    Name and             Fiscal                                         Stock         Underlying            All Other
Principal Position        Year          Salary (1)     Bonus (2)      Awards (3)       Options           Compensation (5)
------------------       -----          ----------     --------       ----------     -----------         ----------------
William J. Webb (6)      1999           $173,077       150,000        $247,500 (TXM) 400,00(TXM)            $145,113 (7)
 President and                                                                        40,000(TMO)
 Chief Executive                                                                      70,000(TKN)
 Officer
--------------------------------------------------------------------------------------------------------------------------
Hal Kirshner (8)         1999           $ 68,365          N/A           --              -- --               $169,100
 Former President        1998           $218,750       $100,000         --             8,250 (TXM)            $5,625
 and Chief                                                                             7,600 (TMO)
 Executive Officer                                                                     2,000 (MKA)
                                                                                       2,000 (ONX)
                                                                                      20,000 (RGI)
                                                                                       2,000 (TDX)
                                                                                       1,000 (TISI)
                                                                                      30,000 (TLZ)
                                                                                       2,000 (TRIL)
                                                                                       1,500 (VIZ)
                                                                                       2,000 (TRCC)
                         1997           $197,500       $200,000         --               300 (TMO)            $5,344
--------------------------------------------------------------------------------------------------------------------------
John M. Brenna (10)      1999           $139,587          N/A           --              -- --                 $7,200
 Former Vice             1998           $134,875       $ 82,000                         -- --                 $1,654
 President,              1997           $128,750       $ 63,000                        30,000 (TXM)
 Marketing                                                                            10,000 (TMO)
---------------------------------------------------------------------------------------------------------------------------
Walter F. Schneider (11) 1999           $178,993       $200,000       $173,250 (TXM)  50,000 (TXM)
 Former Senior                                                                           100 (TMO)
 Vice President,
 Operations
---------------------------------------------------------------------------------------------------------------------------
Ira S. Miller (12)       1999           $100,384       $ 55,000         --           100,000 (TXM)            $131,952 (13)
 Senior Vice
 President, Sales &
 Marketing
---------------------------------------------------------------------------------------------------------------------------
Gerald R. Roda (14)      1999           $ 81,462       $ 30,000         --           100,000 (TXM)            $109,975 (15)
 Senior Vice
 President, Finance
---------------------------------------------------------------------------------------------------------------------------

(1) Annual compensation for executive officers is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September.

(2) The bonus amount represents the bonus paid for performance during the calendar year in which the Corporation's fiscal year-end occurred.

(3) In fiscal 1999, Mr. Webb and Mr. Schneider were awarded 44,000 and 30,800 shares, respectively, of restricted stock of the Corporation with a value of $247,500 and $173,250, respectively, on the grant date. The restricted stock awards vest 33%, 33% and 34% on June 18, 2000, 2001 and 2002, respectively. Any dividends paid on restricted stock are entitled to be retained by the recipient without regard to vesting. At the end of fiscal 1999, Mr. Webb and Mr. Schneider held 44,000 and 30,800 shares of restricted stock, respectively, with an aggregate value of $167,750 and $117,425, respectively.

(4) Options granted by the Corporation are designated in the table as "TXM." In addition, the named executive officers have also been granted options to purchase the common stock of the following Thermo Electron companies during the last three fiscal years as part of Thermo Electron's stock option program: Thermo Electron (designated in the table as TMO), Metrika Systems Corporation (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Killam Group Inc. (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as TDX), Thermo Information Solutions Inc. (designated in the table as TISI), ThermoLase Corporation (designated in the table as TLZ), Thermo Trilogy Corporation (designated in the table as TRIL), ThermoTrex Corporation (designated in the table as TKN), Thermo Vision Corporation
      (designated in the table as VIZ) and Trex Communications Corporation (designated in the table as TRCC).

(5) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan, except where otherwise noted.

(6) Mr. Webb was appointed president and chief executive officer of the Corporation effective January 7, 1999. The salary reported for fiscal 1999 represents the amount paid for the fiscal year from the commencement of his employment through October 2, 1999.

(7) Represents $4,803 attributable to an interest-free loan provided to Mr. Webb pursuant to the Corporation's Stock Holding Assistance Plan (see Item 13 - Certain Relationships and Related Transactions - Stock Holding Assistance Plan), the reimbursement by the Corporation of $80,310 in expenses associated with Mr. Webb's relocation to Danbury, Connecticut, and an additional $60,000 signing bonus paid by the Corporation to Mr. Webb.

(8) Mr. Kirshner resigned as president and chief executive officer of the Corporation effective December 13, 1998 and his employment with the Corporation was terminated effective December 31, 1998. He continues to serve as a director and consultant to the Corporation. See Item 11 Executive Compensation - Severance Agreement.

(9) In addition to a $350 matching contribution referred to in footnote (5), this amount includes $168,750 paid by the Corporation for consulting services performed by Mr. Kirshner pursuant to the terms of a consulting agreement with the Corporation. See Item 11 - Executive Compensation Severance Agreement.

(10) Mr. Brenna resigned as a vice president of the Corporation effective as of June 18, 1999 and his employment with the Corporation was terminated effective October 1, 1999. The salary reported for fiscal 1999 represents the amount paid for the entire fiscal year.

(11) Mr. Schneider was appointed senior vice president, operations on March 5, 1999 and resigned effective October 15, 1999. The salary reported for fiscal 1999 represents the amount paid for the entire fiscal year.

(12) Mr. Miller was appointed senior vice president, sales & marketing effective March 15, 1999. The salary reported for fiscal 1999 represents the amount paid for the fiscal year from the commencement of his employment through October 2, 1999.

(13) Represents the reimbursement by the Corporation of $51,952 in expenses associated with Mr. Miller's relocation to Danbury, Connecticut, and an additional $80,000 signing bonus paid by the Corporation to Mr. Miller.

(14) Mr. Roda was appointed senior vice president, finance effective March 22, 1999. The salary reported for fiscal 1999 represents the amount paid for the fiscal year from the commencement of his employment through October 2, 1999.

(15) Represents the reimbursement by the Corporation of $64,975 in expenses associated with Mr. Roda's relocation to Danbury, Connecticut, and an additional $45,000 signing bonus paid by the Corporation to Mr. Roda.

Stock Options Granted During Fiscal 1999

      The following table sets forth information concerning individual grants of stock options made during fiscal 1999 to the Corporation's named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1999.


                          Option Grants in Fiscal 1999
-------------------------------------------------------------------------------
                                                                           Potential Realizable
                                   Percent of                                Value at Assumed
             Number of Securities  Total Options                           Annual Rates of Stock
               Underlying Options  Granted to     Exercise                 Price Appreciation for
                  Granted and      Employees in   Price Per   Expiration       Option Term (2)
Name                Company (1)    Fiscal Year    Share          Date          5%        10%
----------          --------        ----------    ---------    --------     --------  ----------
William J. Webb    400,000 (TXM)     33.9%         $8.41        01/07/06    $1,369,480    $3,191,480
                    40,000 (TMO)      0.8% (3)    $17.09        01/21/06      $278,290      $648,544
                    70,000 (TKN)     17.7%         $8.55        01/07/06      $243,650      $567,805
-------------------------------------------------------------------------------
Hal Kirshner          -- --            --           --            --           --              --
-------------------------------------------------------------------------------
John M. Brenna        -- --            --           --            --           --              --
-------------------------------------------------------------------------------
Walter F. Schneider 50,000 (TXM)     4.2%          $7.71       03/05/06       $156,940      $365,730
                    10,000 (TXM)     0.8%         $17.40       10/28/08       $138,480      $372,087
                       100 (TMO)     0.002% (3)   $14.81       09/22/04           $410          $904
                     5,000 (TMO)     0.1% (3)     $18.08       09/24/09        $71,950      $193,314
-------------------------------------------------------------------------------
Ira S. Miller      100,000 (TXM)     8.5%          $6.55       03/15/06       $266,650      $621,410
-------------------------------------------------------------------------------
Gerald R. Roda     100,000 (TXM)     8.5%          $7.78       03/22/06       $316,720      $738,100
-------------------------------------------------------------------------------

(1) All of the options granted during the fiscal year are immediately exercisable as of the end of the fiscal year. In all cases, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by, or ceases to serve as a director of, such company or another Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment or the cessation of directorship, as the case may be. The repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from five to twelve years, provided the optionee continues to be employed by or serve as a director of the granting company or another Thermo Electron company. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (4) under Summary Compensation Table above for the company abbreviations used in this table.

(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting company, the optionee's continued employment or service as a director through the option period and the date on which the options are exercised.

(3) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

Stock Options Exercised During Fiscal 1999 and Fiscal Year-End Option Values

      The following table reports certain information regarding stock option exercises during fiscal 1999 and outstanding stock options held at the end of fiscal 1999 by the Corporation's named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1999.

                   Aggregated Option Exercises In Fiscal 1999
                     And Fiscal 1999 Year-End Option Values
--------------------------------------------------------------------------------

                                                                             Value of
                                                                           Unexercised
                                                   Number of               In-the-Money
                                                    Securities             Options at
                                                    Underlying              Fiscal at
                                                  Unexercised Options      Fiscal Year-
                              Shares             at Fiscal Year-End            End
                            Acquired on   Value    (Exercisable/           (Exercisable
Name               Company    Exercise  Realized  Unexercisable) (1)       Unexercisable)
----------         --------   --------  ---------   -------------            ------------
William J. Webb      TXM          --        --       400,000  /0                 $0/--
                     TMO          --        --        40,000  /0                 $0/--
                     TKN          --        --        70,000  /0                 $0/--
--------------------------------------------------------------------------------
Hal Kirshner          --          --        --         -- --                     -- --
--------------------------------------------------------------------------------
John M. Brenna       TXM          --        --        50,000  /0                 $0/--
                     TMO          --        --        10,000  /0                 $0/--
--------------------------------------------------------------------------------
Walter F.            TXM          --        --        90,000  /0                 $0/--
                     TMO          --        --         5,100  /0                 $0/--
--------------------------------------------------------------------------------
Ira S. Miller        TXM          --        --       100,000  /0                 $0/--
--------------------------------------------------------------------------------
Gerald R. Roda       TXM          --        --       100,000  /0                 $0/--
--------------------------------------------------------------------------------

(1) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of the end of the fiscal year. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by, or ceases to serve as a director of, such company or another Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment or the cessation of directorship, as the case may be. The repurchase rights generally lapse ratably over a four- to ten-year period, depending on the option term, which may vary from five to twelve years, provided that the optionee continues to be employed by or serve as a director of the granting company or another Thermo Electron company. The granting company may permit the holder of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (4) under Summary Compensation Table above for the company abbreviations used in this table.

Severance Agreement

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

Executive Employment Agreements

      Mr. William J. Webb joined the Corporation as president and chief executive officer in January 1999. In connection therewith, the Corporation entered into an agreement with Mr. Webb providing for severance pay equal to one year salary and bonus (with a minimum payment of $450,000), reimbursement of relocation expenses (including broker's fee and assistance with down payment on a new residence), an interest free loan to purchase shares of the Common Stock of the Corporation in compliance with the Corporation's stock holding policy and stock holding assistance plan (see "Committee Report on Executive Compensation - Stock Ownership Policies"), and enhanced life insurance coverage. In addition, Mr. Webb is entitled to a minimum incentive compensation award of $200,000 in each of calendar 1999 and 2000 payable quarterly in arrears. Mr. Webb must be actively employed at the end of each calendar quarter to receive such bonus payments.

      Mr. Ira S. Miller joined the Corporation as senior vice president, sales and marketing in March 1999. In connection therewith, the Corporation entered into an agreement with Mr. Miller providing for severance pay equal to one year salary and bonus, reimbursement for country club membership and reimbursement of relocation expenses. In addition, Mr. Miller is entitled to a minimum incentive compensation award of $110,000 for a one year period commencing April 1, 1999 payable quarterly in arrears. Mr. Miller must be actively employed at the end of each calendar quarter to receive such incentive compensation awards.

Executive Retention Agreements

      Thermo Electron has entered into agreements with certain executive officers and key employees of Thermo Electron and its subsidiaries that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated by Thermo Electron "without cause" or by the individual "for good reason", as those terms are defined therein, within 18 months thereafter. For purposes of these agreements, a change in control exists upon
(i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

      In 1999, Thermo Electron authorized an executive retention agreement with Mr. Webb. This agreement provides that in the event Mr. Webb's employment is terminated under the circumstances described above, he would be entitled to a lump sum payment equal to the sum of (a) one times his highest annual base salary in any 12 month period during the prior five-year period, plus (b) one times his highest annual bonus in any 12 month period during the prior five-year period. In addition, Mr. Webb would be provided benefits for a period of one year after such termination substantially equivalent to the benefits package he would have been otherwise entitled to receive if he was not terminated. Further, all repurchase rights of Thermo Electron and its subsidiaries shall lapse in their entirety with respect to all options that he holds in Thermo Electron and its subsidiaries, including the Corporation, as of the date of the change in control. Finally, Mr. Webb would be entitled to a cash payment equal to $15,000 to be used toward outplacement services.

      Assuming that the severance benefits would have been payable as of November 30, 1999, the lump sum salary and bonus payment under such agreement to Mr. Webb would have been approximately $450,000. In the event that payments under this agreement are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), Mr. Webb would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by him with respect to such payment, plus the amount of all other additional taxes imposed on him, attributable to the receipt of such gross-up payment.

Stock Ownership Policies

      The Corporation's compensation program is also designed to encourage executives to own shares of the Corporation's Common Stock. The Committee believes that encouraging executives to own and retain stock acquired through its stock-based compensation program or otherwise provides additional incentive for executive officers to follow strategies designed to maximize long-term value to Stockholders.

      The Committee established a stock holding policy for executive officers of the Corporation that required executive officers to own a multiple of their compensation in shares of Common Stock. For the chief executive officer, the multiple is one times his base salary and reference bonus for the fiscal year. For all other officers, the multiple was one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period. The policy has been amended to apply only to the chief executive officer.

      In order to assist executive officers in complying with this policy, the Committee also adopted a stock holding assistance plan under which the Corporation was authorized to make interest-free loans to executive officers to enable them to purchase shares of Common Stock in the open market. This plan was also amended to apply only to the chief executive officer. The loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee. In 1999, Mr. Webb received a loan in the principal amount of $250,000 under this plan, of which the entire amount was outstanding as of October 2, 1999. See Item 13 Certain Relationships and Related Transactions - Stock Holding Assistance Plan.

      The Committee also has established a policy requiring its executive officers to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of ThermoTrex, the Corporation's parent company, and of Thermo Electron, ThermoTrex's parent company, as of November 30, 1999, with respect to (i) each director, (ii) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock,
(iii) each executive officer named in the summary compensation table set forth below under the heading "Executive Compensation" (the "named executive officers") and (iv) all directors and current executive officers as a group. In addition, the following table sets forth the beneficial ownership of Common Stock, as of November 30, 1999, with respect to each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock.

      While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

                                   Trex Medical        ThermoTrex        Thermo Electron
          Name (1)                 Corporation (2)    Corporation (3)     Corporation (4)
         -----------               ------------        ---------           -----------
Thermo Electron Corporation (5)..... 25,800,230             N/A                  N/A
John M. Brenna......................     51,500              0                  10,000
Elias P. Gyftopoulos................     41,550              0                  76,041
John T. Keiser......................     20,000         92,823                 314,601
Hal Kirshner........................    276,750         33,344                  42,596
James W. May Jr.....................     42,676              0                       0
Ira S. Miller.......................    100,000              0                       0
Hutham S. Olayan....................     47,783              0                  33,988
Gerald R. Roda......................    100,000              0                       0
Firooz Rufeh........................     40,000         31,000                  74,703
Walter F. Schneider.................     11,000              0                   1,600
William J. Webb.....................    485,200         70,000                  40,000
All directors and current executive
  officers as a group (13 persons)..  1,279,459        238,642               1,237,774


(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

(2) Shares of Common Stock beneficially owned by Mr. Brenna, Dr. Gyftopoulos, Mr. Keiser, Mr. Kirshner, Dr. May, Mr. Miller, Ms. Olayan, Mr. Roda, Mr. Rufeh, Mr. Schneider, Mr. Webb, and all directors and current executive officers as a group include 50,000, 40,000, 20,000, 158,250, 40,000,
      100,000,  40,000, 100,000,  40,000, 11,000, 400,000, and 1,059,250 shares, respectively, that such person or group has the right to acquire within 60 days of November 30, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Gyftopoulos, Dr. May, Ms. Olayan and all directors and current executive officers as a group include 550, 2,646, 2,783, and 5,979 shares, respectively, allocated through October 2, 1999 to their respective accounts maintained pursuant to the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Ms. Olayan do not include 350,000 shares owned by Crescent International Holdings Ltd., a member of the Olayan Group which is indirectly controlled by Suliman S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent International Holdings Ltd. Except for Mr. Webb, who beneficially owned 1.5% of the Common Stock outstanding as of November 30, 1999, no director or named executive officer beneficially owned more than 1% of the Common Stock as of November 30, 1999; all directors and current executive officers as a group beneficially owned 3.67% of the Common Stock outstanding as of such date.

(3) Shares of ThermoTrex common stock beneficially owned by Mr. Keiser, Mr. Kirshner, Mr. Rufeh, Mr. Webb, and all directors and current executive officers as a group include 91,023, 23,023, 31,000, 70,000, and 222,605 shares, respectively, that such person or group has the right to acquire within 60 days of November 30, 1999, through the exercise of stock options. No director or named executive officer beneficially owned more than 1% of the common stock of ThermoTrex as of November 30, 1999; all directors and current executive officers as a group beneficially owned 1.06% of the common stock of ThermoTrex outstanding as of such date.

(4) Shares of Thermo Electron common stock beneficially owned by Mr. Brenna, Dr. Gyftopoulos, Mr. Keiser, Mr. Kirshner, Ms. Olayan, Mr. Rufeh, Mr. Schneider, Mr. Webb and all directors and current executive officers as a group include 10,000, 12,442, 267,448, 40,098, 12,442, 74,703, 1,000,
      40,000 and 1,030,289 shares, respectively, that such person or group has the right to acquire within 60 days of November 30, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Gyftopoulos, Ms. Olayan, and all directors and current executive officers as a group include 1,020, 19,296, and 20,316 shares, respectively, allocated through October 2, 1999, to their respective accounts
maintained  pursuant  to  Thermo  Electron's  Deferred   Compensation  Plan  for
Directors. Shares beneficially owned by Ms. Olayan do not include 6,150,000 shares owned by Crescent Holding GmbH, a member of the Olayan Group which is indirectly controlled by Suliman S. Olayan, Ms. Olayan's father. Ms Olayan disclaims beneficial ownership of the shares owned by Crescent Holding GmbH. No director or named executive officer beneficially owned more than 1% of Thermo Electron's common stock outstanding as of such date; all directors and current executive officers as a group beneficially owned less than 1% of the common stock of Thermo Electron outstanding as of such date.

(5) Thermo Electron beneficially owned 79.16% of the Common Stock outstanding as of November 30, 1999, of which 72.15% is owned through ThermoTrex, a majority-owned subsidiary of Thermo Electron. Shares beneficially owned by Thermo Electron include 678,541 shares issuable upon conversion of $8,000,000 in principal amount of a 4.2% convertible debenture issued by the Corporation and due in 2000. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of November 30, 1999, Thermo Electron, through ThermoTrex, had the power to elect all of the members of the Corporation's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1999, except in the following instances: Mr. Ira S. Miller, an officer of the Corporation, filed his Form 3 late. Thermo Electron filed a total of six late transactions associated with the cancellation and grant of options to purchase Common Stock granted to employees under its stock option program.

 Item 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Thermo Electron has, from time to time, caused certain subsidiaries to sell minority interests to investors, resulting in several majority-owned, private and publicly-held subsidiaries. ThermoTrex has created the Corporation as a majority-owned, publicly-held subsidiary. The Corporation and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries."

      Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries, including the Corporation, have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

      To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and the Thermo Subsidiaries.

      The Charter currently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo
Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

      As provided in the  Charter,  the  Corporation  and Thermo  Electron  have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including general legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 0.8% of the Corporation's revenues for these services in fiscal 1999. The annual fee will remain at 0.8% of the Corporation's total revenues for fiscal 2000. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1999, Thermo Electron assessed the Corporation $1,948,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. In 1999, the Corporation paid Thermo Electron an additional $85,000 for certain administrative services required by the Corporation that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

      From time to time, the Corporation may transact business with other companies in the Thermo Group.

      The Corporation has an arrangement with the Tecomet division of Thermo Electron for the manufacture of the Corporation's proprietary HTC grid. Under this arrangement, Tecomet manufacturers the grid for the Corporation pursuant to written purchase orders. The Corporation owns the intellectual property rights to the grid. During fiscal 1999, the Corporation purchased grids for an aggregate purchase price of $1,352,000 under this arrangement.

      ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex, engaged the Corporation to design and manufacture the laser used in ThermoLase's laser-based hair-removal system. During fiscal 1999 the Corporation recorded $3,414,000 of revenue under this arrangement. As a result of ThermoLase exiting the hair-removal business, the Corporation does not expect future sales to ThermoLase.

      In October 1995, the  Corporation  and  ThermoTrex  entered into a license agreement under which the Corporation undertook to fund approximately $6.0 million of ThermoTrex's research and development efforts related to direct-detection digital imaging technology in certain medical imaging fields. In fiscal 1998 and 1997, the Corporation recorded $2,200,000 and $2,000,000, respectively, of expense under this agreement, which concluded in fiscal 1998. In fiscal 1999, the Corporation paid $500,000 to ThermoTrex for certain research and development efforts related to digital mammography technology.

      As of October 2, 1999, the Corporation owed ThermoTrex $8,000,000 principal amount pursuant to a 4.2% subordinated convertible note, due September 2000, convertible into shares of the Corporation's common stock at $11.79 per share.

      As of October 3, 1998, $34,054,000 of the corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the company in effect lent excess cash to Thermo Electron, which Thermo Electron collateralized with investments principally consisting of corporate notes, U.S. government agency securities, commercial paper, money market funds, and other marketable securities, in the amount of at least 103% of such obligation. The company's funds subject to the repurchase agreement were readily convertible into cash by the company. The repurchase agreement earned a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. Effective June 1999, the company adopted a new cash management arrangement with Thermo Electron, described below, that replaces the repurchase agreement.

      As of October 2, 1999, $8,801,000 of the corporation's cash equivalents were invested in a cash management arrangement with Thermo Electron, which was effective June 1999. Under the cash management arrangement, the corporation lends its excess cash to Thermo Electron and has the contractual right to withdraw its invested funds upon 30 days' prior notice. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all the funds invested under the arrangement by all Thermo Electron subsidiaries other than wholly-owned subsidiaries. The corporation's funds invested in the cash management arrangement earn a rate equal to the 30-day Dealer Commercial Paper Rate as reported in The Wall Street Journal plus 50 basis points, set at the beginning of each month.

 Stock Holding Assistance Plan

      The human resources committee of the Corporation's board of directors (the "Committee") established a stock holding policy that required executive officers of the Corporation to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with this policy, the Committee also adopted a stock holding assistance plan under which the Corporation may make interest-free loans to the executive officers to enable them to purchase Common Stock in the open market. The stock holding policy and the stock holding assistance plan were both subsequently amended to apply only to the chief executive officer. In 1999, Mr. Webb received a loan in the principal amount of $250,000 under the stock holding assistance plan to purchase 41,200 shares of Common Stock, of which the entire amount was outstanding as of October 2, 1999. The loan to Mr. Webb is repayable upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.

                                             TREX MEDICAL CORPORATION


                                             By:  / s /  Sandra L. Lambert
                                                 --------------------------
                                                 Sandra L. Lambert
                                                      Secretary