Form 10-Q
period 2000-01-01
TREX MEDICAL CORP
filed 2000-02-11
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
     ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended January 1, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Class                               Outstanding at January 28, 2000
Common Stock, $.01 par value               31,976,531

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                            TREX MEDICAL CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    January 1,  October 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $  8,645    $  8,075
 Advance to affiliate                                                                    7,249       8,801
 Accounts receivable, less allowances of $3,312 and $3,538                              43,850      49,137
 Inventories:
   Raw materials and supplies                                                           27,836      27,312
   Work in process                                                                       9,578      15,070
   Finished goods                                                                       14,023      15,730
 Deferred tax asset and refundable income taxes                                         24,047      19,685
 Other current assets                                                                    2,082       2,357
                                                                                      --------    --------

                                                                                       137,310     146,167
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost (Note 7)                                        27,583      29,154
 Less:  Accumulated depreciation and amortization                                       13,859      13,262
                                                                                      --------    --------

                                                                                        13,724      15,892

Other Assets                                                                               659         702
                                                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies                                     110,208     114,266
                                                                                      --------    --------

                                                                                      $261,901    $277,027
                                                                                      ========    ========



                            TREX MEDICAL CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    January 1,  October 2,
(In thousands except share amounts)                                                       2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                     $ 16,174    $ 15,065
 4.2% subordinated convertible note, due to parent company                               8,000       8,000
 Current maturities of long-term obligations                                               354         377
 Accrued payroll and employee benefits                                                   4,891       6,487
 Accrued warranty costs                                                                  7,368       7,696
 Customer deposits                                                                       5,027       5,231
 Accrued commissions                                                                     4,692       5,055
 Accrued restructuring costs (Note 7)                                                    3,379       3,702
 Other accrued expenses (Note 6)                                                        14,814      18,113
 Due to affiliated companies                                                               411       2,163
                                                                                      --------    --------

                                                                                        65,110      71,889
                                                                                      --------    --------

Deferred Income Taxes                                                                      964         964
                                                                                      --------    --------

Long-term Obligations                                                                      168         177
                                                                                      --------    --------

Minority Interest                                                                          393         216
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares authorized;                               341         341
   34,144,056 and 34,139,967 shares issued
 Capital in excess of par value                                                        213,032     213,022
 Retained earnings                                                                       7,211      14,153
 Treasury stock at cost, 2,167,525 and 2,136,725 shares                                (21,808)    (21,634)
 Deferred compensation                                                                    (368)       (579)
 Accumulated other comprehensive items (Note 4)                                         (3,142)     (1,522)
                                                                                      --------    --------

                                                                                       195,266     203,781
                                                                                      --------    --------

                                                                                      $261,901    $277,027
                                                                                      ========    ========











The accompanying notes are an integral part of these consolidated financial statements.



                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    January 1,  January 2,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues (includes $746 and $634 to affiliated companies; Note 2)                      $43,860     $64,929
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues (includes $450 and $469 for revenues to                               34,533      42,556
   affiliated companies; Note 2)
 Selling, general, and administrative expenses                                          14,162      20,312
 Research and development expenses                                                       3,955       5,084
 Restructuring costs and unusual item, net (Note 7)                                      1,033           -
                                                                                       -------     -------

                                                                                        53,683      67,952
                                                                                       -------     -------

Operating Loss                                                                          (9,823)     (3,023)

Interest Income                                                                            158         374
Interest Expense (includes $84 to related party in each period)                           (101)        (84)
Other Expense                                                                              (58)        (52)
                                                                                       -------     -------

Loss Before Income Taxes and Minority Interest                                          (9,824)     (2,785)
Income Tax Benefit                                                                       3,076       1,294
Minority Interest Expense                                                                 (194)          -
                                                                                       -------     -------

Net Loss                                                                               $(6,942)    $(1,491)
                                                                                       =======     =======

Basic and Diluted Loss per Share (Note 3)                                              $  (.22)    $  (.04)
                                                                                       =======     =======

Basic and Diluted Weighted Average Shares (Note 3)                                      31,978      33,312
                                                                                       =======     =======


















The accompanying notes are an integral part of these consolidated financial statements.





                            TREX MEDICAL CORPORATION


                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    January 1,  January 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net loss                                                                             $ (6,942)   $(1,491)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                         1,885      2,191
   Provision for losses on accounts receivable                                             259        211
   Minority interest expense                                                               194          -
   Gain on sale of property, plant, and equipment (Note 7)                                (941)         -
   Other noncash items                                                                      37        (25)
   Changes in current accounts:
     Accounts receivable                                                                 4,400      3,417
     Inventories                                                                         6,057     (9,826)
     Other current assets                                                               (4,167)    (3,591)
     Accounts payable                                                                    1,412      5,348
     Other current liabilities                                                          (5,532)    (6,989)
                                                                                      --------    -------

       Net cash used in operating activities                                            (3,338)   (10,755)
                                                                                      --------    -------

Investing Activities:
 Advances to affiliate, net                                                              1,552          -
 Purchases of property, plant, and equipment                                            (1,150)    (1,089)
 Proceeds from sale of property, plant, and equipment (Note 7)                           3,269          -
 Other                                                                                       -         (3)
                                                                                      --------    -------

       Net cash provided by (used in) investing activities                               3,671     (1,092)
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                         10          -
 Purchases of Company common stock                                                           -    (16,991)
 Repayment of short-term borrowings and capital lease obligations                           (3)       (49)
                                                                                      --------    -------

       Net cash provided by (used in) financing activities                                   7    (17,040)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                               230        161
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                           570    (28,726)
Cash and Cash Equivalents at Beginning of Period                                         8,075     42,709
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $  8,645    $13,983
                                                                                      ========    =======







The accompanying notes are an integral part of these consolidated financial statements.




                            TREX MEDICAL CORPORATION


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 1, 2000, and the results of operations and cash flows for the three-month periods ended January 1, 2000, and January 2, 1999. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of October 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. Certain amounts in fiscal 1999 have been reclassified to conform to the presentation in the fiscal 2000 financial statements. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form
10-K, for the fiscal year ended October 2, 1999, filed with the Securities and Exchange Commission.

2.    Transactions with Affiliated Companies

      Revenues from affiliated companies in the accompanying statement of operations includes $717,000 and $633,000 during the first quarter of fiscal
2000 and fiscal 1999, respectively, for the sale of laser systems, components, and related services to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the majority owner of the Company. As a result of ThermoLase's intention to exit this business, the Company does not expect such sales in the future.

      During the first quarter of fiscal 2000 and fiscal 1999, the Company purchased high-transmission cellular (HTC) grids valued at $203,000 and $340,000, respectively, from the Tecomet division of Thermo Electron
Corporation, the majority owner of ThermoTrex, under a design and production arrangement.

3.    Loss per Share

      Basic and diluted loss per share were calculated as follows:

                                                                                       Three Months Ended
                                                                                     January 1,  January 2,
(In thousands except per share amounts)                                                   2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Net Loss                                                                                $(6,942)    $(1,491)
                                                                                        -------     -------

Weighted Average Shares                                                                  31,978      33,312
                                                                                        -------     -------

Basic and Diluted Loss per Share                                                        $  (.22)    $ (.04)
                                                                                        =======     =======

      Options to purchase 2,191,000 and 1,928,000 shares of common stock were not included in the computation of diluted loss per share for fiscal 2000 and 1999, respectively, because their effect would have been antidilutive due to the Company's net loss position. In addition, the computation of diluted loss per share for each period excludes the effect of assuming the conversion of the Company's $8,000,000 principal amount 4.2% subordinated convertible note, convertible at $11.79 per share, because the effect would be antidilutive due to the Company's net loss position.




4.    Comprehensive Income

      Comprehensive income combines net loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of fiscal 2000 and 1999, the Company had comprehensive losses of $8,562,000 and $1,159,000, respectively.

5.    Business Segment Information

                                                                                       Three Months Ended
                                                                                     January 1,  January 2,
(In thousands)                                                                            2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Medical Imaging                                                                        $27,895     $39,908
 Dental Imaging                                                                          15,965      25,021
                                                                                        -------     -------

                                                                                        $43,860     $64,929
                                                                                        -------     -------

Loss Before Income Taxes and Minority Interest:
 Medical Imaging (a)                                                                    $(8,501)    $(3,427)
 Dental Imaging (b)                                                                         (82)      1,450
 Corporate (c)                                                                           (1,240)     (1,046)
                                                                                        -------     -------

 Total operating loss                                                                    (9,823)     (3,023)
 Interest and other income (expense), net                                                    (1)        238
                                                                                        -------     -------

                                                                                        $(9,824)    $(2,785)
                                                                                        =======     =======
(a) Reflects restructuring costs and unusual item, net, of $0.9 million in fiscal 2000.
(b) Reflects restructuring costs of $0.1 million in fiscal 2000.
(c) Primarily general and administrative expenses.

6.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with the requirements of Emerging Issues Task Force Pronouncement
(EITF) No. 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of the acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with the requirements of EITF 95-3, the Company finalizes its restructuring plans no later than one year from the date of acquisition.




6.    Accrued Acquisition Expenses (continued)

      Accrued acquisition expenses relate to Trophy Radiologie and are included in other accrued expenses in the accompanying balance sheet. A summary of the changes in accrued acquisition expenses is as follows:

(In thousands)                                                          Severance      Excess       Total
                                                                                   Facilities
--------------------------------------------------------- ------------ ----------- ----------- -----------

Balance at October 2, 1999                                                  $1,430      $ 404       $1,834
 Usage                                                                       (659)          -         (659)
 Currency translation                                                         (51)        (22)         (73)
                                                                            -----       -----       ------

Balance at January 1, 2000                                                  $ 720       $ 382       $1,102
                                                                            =====       =====       ======

      The Company expects to pay the severance costs during the second quarter of fiscal 2000 and the excess-facility costs over the term of facility leases, which expire primarily through fiscal 2001.

7.    Restructuring Costs and Unusual Item

      During fiscal 1999, the Company recorded restructuring costs, primarily in connection with the consolidation of the Company's Bennett X-Ray Corporation and Continental X-Ray Corporation facilities into the Company's Danbury, Connecticut, and Littleton, Massachusetts, sites and, to a lesser extent, actions to reduce costs in other operations. Restructuring costs in the Medical Imaging segment included severance for 308 employees across all functions, 162 of whom were terminated in fiscal 1999 and 116 of whom were terminated in fiscal 2000. Restructuring costs in the Dental Imaging segment included severance for 40 employees across all functions, 7 of whom were terminated in fiscal 1999 and 30 of whom were terminated in fiscal 2000.

      During the first quarter of fiscal 2000, the Company recorded restructuring charges of $1,974,000 for costs related to the consolidation and relocation of facilities and retention bonuses that were earned, which could not be accrued previously under EITF 94-3.

      In November 1999, the Company sold the operating facility of its Continental X-Ray subsidiary for $3,119,000 in cash, resulting in a gain of $941,000, which is included in restructuring costs and unusual item, net, in the accompanying statement of operations.

      In connection with these actions, the Company expects to record approximately $600,000 of additional costs as they are incurred in the second quarter of fiscal 2000 for costs not permitted as charges currently, pursuant to EITF 94-3. These additional costs primarily include costs for certain employee and business relocation and related costs in the Medical Imaging segment.

      A summary of the changes in accrued restructuring costs is as follows:

                                                                          Facility-   Other (b)     Total
(In thousands)                                                 Severance    closing
                                                                              Costs
------------------------------------------------------------ ------------ ---------- ----------- ---------

Balance at October 2, 1999                                       $   973    $ 2,250    $    479    $ 3,702
 Provision charged to expense (a)                                    204          -       1,770      1,974
 Usage                                                              (505)         -      (1,770)    (2,275)
 Currency translation                                                (22)         -           -        (22)
                                                                 -------    -------    --------    -------

Balance at January 1, 2000                                       $   650    $ 2,250    $    479    $ 3,379
                                                                 =======    =======    ========    =======

(a) Reflects restructuring costs of $1.9 million and $0.1 million recorded by the Medical Imaging and Dental Imaging segments, respectively.
(b) Includes provisions in fiscal 2000 of $1.0 million for facility-consolidation costs incurred during the period and $0.8 million for retention bonuses.

      The aggregate future cash expenditures for restructuring will include amounts accrued at January 1, 2000, as well as the $600,000 of future costs that are expected to be incurred in the second quarter of fiscal 2000. These amounts total $4.0 million, of which $2.5 million is expected to be paid during the remainder of fiscal 2000, and the balance will be paid over the term of facility leases expiring through 2005.

8.    Subsequent Event

      On January 31, 2000, the Company announced that, as part of a major reorganization plan, Thermo Electron plans to seek a buyer for the Company.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, for the fiscal year ended October 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company operates in two segments: Medical Imaging and Dental Imaging.
The Medical Imaging segment designs, manufactures, and markets mammography equipment, minimally invasive digital breast-biopsy systems, and general-purpose and specialized medical X-ray equipment. The Company sells its products principally through dealers and direct sales. The Company is the world's largest manufacturer of mammography systems and also manufactures minimally invasive digital breast-biopsy systems, which provide a low-cost, less-invasive alternative to open surgery for the biopsy of suspicious breast lesions. All of the Company's general-purpose X-ray systems as well as its digital radiographic/fluoroscopic (R/F) system, which is used to diagnose gastrointestinal disorders and other problems, are




Overview (continued)

now part of the Trex Heritage Series line of products. The Company also manufactures and markets specialized X-ray imaging systems called cardiac catheterization laboratories that are used during diagnostic and interventional vascular and cardiac procedures, such as balloon angioplasty. In addition, the Company manufactures electrophysiology products that aid doctors in diagnosing and treating cardiac arrhythmia.

      Through Trophy Radiologie, which represents the Company's Dental Imaging segment, the Company manufactures digital and conventional dental X-ray systems.
Trophy is based just outside Paris and sells its dental imaging systems in the U.S. through the Company's TREXTrophy Dental division.

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

      During fiscal 1999, the Company experienced a decline in business due to the loss of an OEM customer, lower demand for its products resulting from a decline in the radiographic market, and a decline in sales of cardiac catheterization systems. In response, the Company initiated certain restructuring activities in fiscal 1999, including consolidation of manufacturing facilities and headcount reductions to achieve material cost improvements and focus on cost efficiencies. In connection with these actions, the Company expects to record approximately $0.6 million of additional costs as they are incurred during the second quarter of fiscal 2000 for costs not permitted as charges currently, pursuant to the requirements of Emerging Issues
Task Force Pronouncement No. 94-3. These additional costs primarily include costs for certain employee and business relocation and related costs in the Medical Imaging segment. The Company substantially completed implementation of its domestic restructuring plan during the first quarter of fiscal 2000 and plans to complete implementation of its international restructuring plan in the second quarter of fiscal 2000. The Company estimates that it will achieve pretax operating savings of approximately $9 to $10 million in fiscal 2000 as a result of the cost reductions. In addition to undertaking restructuring actions, the Company is in the process of reorganizing its product distribution channels by consolidating and reassigning certain dealer relationships.

Results of Operations

First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999

      Revenues decreased to $43.9 million in the first quarter of fiscal 2000 from $64.9 million in the first quarter of fiscal 1999. Revenues in the Medical
Imaging segment decreased $12.0 million to $27.9 million as a result of lower revenues for most of its product lines. Sales of general-purpose X-ray systems, breast-imaging products, and cardiac catheterization systems decreased $4.7 million, $4.4 million, and $2.2 million, respectively, primarily due to shipping delays and an industry-wide reduction in demand for radiographic systems, lower customer demand for breast-biopsy tables, and production delays associated with the Company's facility consolidation. In addition, a reorganization of the Company's distribution channels resulted in lower dealer demand. Revenues in the Dental Imaging segment were $16.0 million in fiscal 2000, compared with $25.0 million in fiscal 1999. The decline resulted primarily from lower demand in fiscal 2000, compared with fiscal 1999, which included a $4.1 million sale to a customer in the Philippines and other one-time shipments totaling $2.2 million.
In addition, revenues in this segment decreased $2.1 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates. The Company's backlog decreased to $42.8 million at January 1, 2000, from $45.6 million at October 2, 1999, primarily due to a decline in orders in the Medical Imaging segment. The Company believes that the decline in revenues is due in part to the consolidation of facilities and a reorganization of its distribution system; however, there can be no assurance that this trend will not continue.



First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999 (continued)

      The gross profit margin decreased to 21% in the first quarter of fiscal
2000 from 34% in the first quarter of fiscal 1999. The gross profit margin decreased primarily due to a lower contribution toward fixed costs as a result of lower revenues in each segment, a less favorable mix of products sold in the Medical Imaging segment, and operating inefficiencies associated with the facility consolidation in the Medical Imaging segment.

      Selling, general, and administrative expenses as a percentage of revenues was 32% in the first quarter of fiscal 2000, compared with 31% in the first quarter of fiscal 1999. Selling, general and administrative expenses as a percentage of revenues increased in the Medical Imaging segment due to a decline in revenues. As a result of cost-reduction efforts across the Company, selling, general, and administrative expenses decreased to $14.2 million in fiscal 2000 from $20.3 million in fiscal 1999. The decrease consisted primarily of a $4.4 million reduction in sales and marketing costs and a $1.5 million decrease in administrative costs.

      Research and development expenses decreased to $4.0 million in the first quarter of fiscal 2000 from $5.1 million in the first quarter of fiscal 1999.
The Medical Imaging segment reduced spending by $0.7 million, primarily due to cost reduction efforts associated with the Company's restructuring plan.
Research and development expenditures decreased $0.4 million in the Dental
Imaging segment due to the inclusion in fiscal 1999 of development costs for the RVGui system, which was introduced in fiscal 1999.

      The Company recorded net restructuring costs and unusual item of $1.0 million in the first quarter of fiscal 2000 (Note 7). Restructuring charges of $2.0 million represent $1.9 million recorded by the Medical Imaging segment and $0.1 million recorded by the Dental Imaging segment. These charges were offset in part by a $0.9 million gain from the November 1999 sale of a building by the Medical Imaging segment. In the second quarter of fiscal 2000, the Company expects to record an additional $0.6 million of costs, primarily for certain employee and business relocation and related costs in the Medical Imaging segment. The Company intends to complete implementation of its restructuring plans in the second quarter of fiscal 2000.

      Interest income decreased to $0.2 million in the first quarter of fiscal
2000 from $0.4 million in the first quarter of fiscal 1999, due to lower average invested balances resulting from purchases of Company common stock in fiscal
1999 and the funding of operating losses. Interest expense includes interest associated with the Company's $8.0 million principal amount 4.2% subordinated convertible note issued to ThermoTrex Corporation and short-term borrowings in the Dental Imaging segment.

      The Company recorded a tax benefit of 31% and 46% in the first quarter of fiscal 2000 and 1999, respectively. The effective tax rates varied from the statutory federal income tax rate primarily due to foreign tax losses not benefited in the Dental Imaging segment, state tax losses not benefited in the Medical Imaging segment, and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate decreased in fiscal 2000 primarily due to the higher relative effect of nondeductible amortization of cost in excess of net assets of acquired companies on the estimated effective tax rate for fiscal 2000.

      Minority interest expense represents earnings allocable to minority investors in Trophy's joint ventures.

      The Company is a defendant in two patent infringement lawsuits and a lawsuit alleging the Company misappropriated certain other technology owned by a third party. An unsuccessful resolution of one or more of these matters could have a material adverse effect on the Company's future results of operations and financial position.




Liquidity and Capital Resources

      Consolidated working capital was $72.2 million at January 1, 2000, compared with $74.3 million at October 2, 1999. Included in working capital are cash and cash equivalents of $8.6 million at January 1, 2000, compared with $8.1 million at October 2, 1999. In addition, the Company had advances to affiliate of $7.2 million and $8.8 million at January 1, 2000, and October 2, 1999, respectively.

      Operating activities used $3.3 million of cash in the first three months of fiscal 2000. In addition to funding an operating loss, the Company used $5.5 million to reduce other current liabilities, including due to affiliated companies, accrued payroll and employee benefits, and acquisition and restructuring reserves, and $4.2 million to fund an increase in deferred tax asset. Decreases in accounts receivable and inventories resulting from lower sales provided cash of $4.4 million and $6.1 million, respectively. The Company expects to spend an additional $4.0 million of cash for restructuring costs, of which $2.5 million is expected to be paid during the remainder of fiscal 2000 and the balance will be paid over the term of facility leases expiring through 2005. The Company expects to expend $1.1 million in the future for accrued acquisition expenses related to the 1998 acquisition of Trophy, including $0.7 million in the second quarter of fiscal 2000 and the remainder over the term of facility leases that expire primarily through fiscal 2001.

      In connection with the acquisition of U.S. Surgical by Tyco International, Ltd., and U.S. Surgical's decision to focus on other areas of its business, the Company has committed to purchase inventories that had been sold to U.S.
Surgical in prior periods. Estimated payments under the purchase obligation, which aggregates approximately $4.9 million at January 1, 2000, include $2.9 million in calendar 2000 and $2.0 million in calendar 2001.

      Excluding the advance to affiliate activity, the Company's investing activities during the quarter primarily consisted of $3.1 million of cash received for the sale of a building (Note 7) and $1.2 million expended for purchases of property, plant, and equipment. The Company expects to make capital expenditures of approximately $2.5 million during the remainder of fiscal 2000.

      The maturity of the Company's $8.0 million convertible note to ThermoTrex will adversely affect the Company's liquidity in the fourth quarter of fiscal
2000. Excluding the debt to ThermoTrex, the Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future, however, Thermo Electron has expressed its willingness to lend the Company up to $10 million for short-term liquidity should the need arise.

Year 2000

      As of the date of this report, the Company has completed its year 2000 initiatives, which included: (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, where necessary, for the Company's current products and certain discontinued products;
(iii) assessing the year 2000 readiness of its key suppliers, vendors, and customers; and (iv) developing contingency plans.

      As a result of completing these initiatives, the Company believes that all of its material information technology systems and critical non-information technology systems are year 2000 compliant. The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant or are not date sensitive. In addition, the Company is not aware of any significant supplier or vendor that has experienced material disruption due to year 2000 issues. The Company has also developed a contingency plan to allow its primary business operations to continue despite disruptions due to year 2000 problems, if any, that might yet arise in the future. The costs incurred to date by the Company in connection with the year 2000 issue have not been material.



Year 2000 (continued)

      While the Company to date has been successful in minimizing negative consequences arising from year 2000 issues, there can be no assurance that in the future the Company's business operations or financial condition may not be impacted by year 2000 problems, such as increased warranty claims, vendor and supplier disruptions, or litigation relating to year 2000 issues.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in equity prices, interest rates, and foreign currency exchange rates has not changed materially from its exposure at fiscal year-end 1999.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On February 1, 2000, the Company filed a Current Report on Form 8-K dated
January 31, 2000, with respect to the proposed sale of the Company by its ultimate parent company, Thermo Electron Corporation, as part of a major reorganization plan.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of February 2000.

                                           TREX MEDICAL CORPORATION



                                           /s/ Paul F. Kelleher
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           /s/ Theo Melas-Kyriazi
                                           Theo Melas-Kyriazi
                                           Chief Financial Officer




                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1           First Amendment to Purchase Agreement dated as of December 3,
               1999, among the Registrant, United States Surgical Corporation, and Tyco Healthcare Group LP*.

27.1           Financial Data Schedule for the period ended January 1, 2000.

27.2           Restated Financial Data Schedule for the period ended January
               2, 1999.


* Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.