Form 10-Q
period 2000-04-01
TREX MEDICAL CORP
filed 2000-05-15
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
               ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[  X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended April 1, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                         Outstanding at April 28, 2000
     Common Stock, $.01 par value                     31,976,531

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            TREX MEDICAL CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 1,  October 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $  4,934    $  8,075
 Advance to affiliate                                                                        -       8,801
 Accounts receivable, less allowances of $3,619 and $3,538                              47,434      49,137
 Inventories:
   Raw materials and supplies                                                           36,678      27,312
   Work in process                                                                       7,689      15,070
   Finished goods                                                                       10,373      15,730
 Deferred tax asset and refundable income taxes                                         24,019      19,685
 Other current assets                                                                    1,690       2,357
                                                                                      --------    --------

                                                                                       132,817     146,167
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost (Note 7)                                        26,353      29,154
 Less:  Accumulated depreciation and amortization                                       13,413      13,262
                                                                                      --------    --------

                                                                                        12,940      15,892
                                                                                      --------    --------

Other Assets                                                                               607         702
                                                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies                                     107,872     114,266
                                                                                      --------    --------

                                                                                      $254,236    $277,027
                                                                                      ========    ========




                            TREX MEDICAL CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 1,  October 2,
(In thousands except share amounts)                                                       2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                     $ 18,361    $ 15,065
 4.2% subordinated convertible note, due to parent company                               8,000       8,000
 Short-term obligations and current maturities of long-term obligations                    574         377
   (includes advance from affiliate of $497 in fiscal 2000)
 Accrued payroll and employee benefits                                                   4,894       6,487
 Accrued warranty costs                                                                  6,146       7,696
 Customer deposits                                                                       4,579       5,231
 Accrued commissions                                                                     4,916       5,055
 Accrued restructuring costs (Note 7)                                                    2,767       3,702
 Other accrued expenses (Note 6)                                                        14,137      18,113
 Due to affiliated companies                                                             1,371       2,163
                                                                                      --------    --------

                                                                                        65,745      71,889
                                                                                      --------    --------

Deferred Income Taxes                                                                      964         964
                                                                                      --------    --------

Long-term Obligations                                                                      159         177
                                                                                      --------    --------

Minority Interest                                                                          491         216
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares authorized;                               341         341
   34,144,056 and 34,139,967 shares issued
 Capital in excess of par value                                                        213,032     213,022
 Retained earnings                                                                         635      14,153
 Treasury stock at cost, 2,167,525 and 2,136,725 shares                                (21,808)    (21,634)
 Deferred compensation                                                                    (331)       (579)
 Accumulated other comprehensive items (Note 4)                                         (4,992)     (1,522)
                                                                                      --------    --------

                                                                                       186,877     203,781
                                                                                      --------    --------

                                                                                      $254,236    $277,027
                                                                                      ========    ========










The accompanying notes are an integral part of these consolidated financial statements.

                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues (includes $19 and $1,030 to affiliated companies; Note 2)                     $41,445     $60,186
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues (includes $16 and $760 for revenues to                                28,892      43,213
   affiliated companies; Note 2)
 Selling, general, and administrative expenses                                          14,279      17,355
 Research and development expenses                                                       3,762       5,544
 Restructuring costs (Note 7)                                                              938         575
                                                                                       -------     -------

                                                                                        47,871      66,687
                                                                                       -------     -------

Operating Loss                                                                          (6,426)     (6,501)

Interest Income                                                                             67          64
Interest Expense (includes $84 and $85 to related party in 2000 and                        (97)        (85)
  1999,  respectively)
Other Income (Expense)                                                                     (61)         52
                                                                                       -------     -------

Loss Before Income Taxes and Minority Interest                                          (6,517)     (6,470)
Income Tax Benefit                                                                          47       2,241
Minority Interest Income (Expense)                                                        (106)         25
                                                                                       -------     -------

Net Loss                                                                               $(6,576)    $(4,204)
                                                                                       =======     =======

Basic and Diluted Loss per Share (Note 3)                                              $  (.21)    $  (.13)
                                                                                       =======     =======

Basic and Diluted Weighted Average Shares (Note 3)                                      31,977      32,027
                                                                                       =======     =======

















The accompanying notes are an integral part of these consolidated financial statements.

                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues (includes $765 and $1,664 to affiliated companies; Note 2)                  $  85,305    $125,115
                                                                                     ---------    --------

Costs and Operating Expenses:
 Cost of revenues (includes $466 and $1,229 for revenues to                             63,425      85,769
   affiliated companies; Note 2)
 Selling, general, and administrative expenses                                          28,441      37,667
 Research and development expenses                                                       7,717      10,628
 Restructuring costs and unusual item, net (Note 7)                                      1,971         575
                                                                                     ---------   ---------

                                                                                       101,554     134,639
                                                                                     ---------   ---------

Operating Loss                                                                         (16,249)     (9,524)

Interest Income                                                                            225         438
Interest Expense (includes $168 and $169 to related party in 2000 and                     (198)       (169)
  1999,  respectively)
Other Expense                                                                             (119)          -
                                                                                     ---------   ---------

Loss Before Income Taxes and Minority Interest                                         (16,341)     (9,255)
Income Tax Benefit                                                                       3,123       3,535
Minority Interest Income (Expense)                                                        (300)         25
                                                                                     ---------   ---------

Net Loss                                                                             $ (13,518)  $  (5,695)
                                                                                     =========   =========

Basic and Diluted Loss per Share (Note 3)                                            $    (.42)  $    (.17)
                                                                                     =========   =========

Basic and Diluted Weighted Average Shares (Note 3)                                      31,977      32,670
                                                                                     =========   =========

















The accompanying notes are an integral part of these consolidated financial statements.


                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net loss                                                                             $(13,518)   $(5,695)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                         3,830      4,375
   Provision for losses on accounts receivable                                             707        533
   Minority interest expense (income)                                                      300        (25)
   Gain on sale of property, plant, and equipment (Note 7)                                (941)         -
   Other noncash items                                                                      74      2,435
   Changes in current accounts:
     Accounts receivable                                                                  (222)    16,973
     Inventories                                                                         2,209     (9,961)
     Other current assets                                                               (3,816)    (4,941)
     Accounts payable                                                                    3,896     (2,196)
     Other current liabilities                                                          (6,817)    (9,699)
   Other                                                                                     -        (24)
                                                                                      --------    -------

       Net cash used in operating activities                                           (14,298)    (8,225)
                                                                                      --------    -------

Investing Activities:
 Advances from affiliate, net                                                            9,298          -
 Purchases of property, plant, and equipment                                            (1,638)    (2,351)
 Proceeds from sale of property, plant, and equipment (Note 7)                           3,347          -
 Other                                                                                       -          4
                                                                                      --------    -------

       Net cash provided by (used in) investing activities                              11,007     (2,347)
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                         10          -
 Purchases of Company common stock                                                           -    (22,647)
 Repayment of short-term borrowings and capital lease obligations                         (276)       (55)
                                                                                      --------    -------

       Net cash used in financing activities                                              (266)   (22,702)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                               416       (806)
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                   (3,141)   (34,080)
Cash and Cash Equivalents at Beginning of Period                                         8,075     42,709
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $  4,934    $ 8,629
                                                                                      ========    =======






The accompanying notes are an integral part of these consolidated financial statements.


                            TREX MEDICAL CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2000, the results of operations for the three- and six-month periods ended April 1, 2000, and April
3, 1999, and the cash flows for the six-month periods ended April 1, 2000, and April 3, 1999. Interim results are not necessarily indicative of results for a full year.

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

2.    Transactions with Affiliated Companies

      Revenues from affiliated companies in the accompanying statement of operations includes $717,000 and $1,655,000 during the six-month periods ended
April 1, 2000, and April 3, 1999, respectively, for the sale of laser systems, components, and related services to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the majority owner of the Company. As a result of ThermoLase's intention to exit this business, the Company does not expect such sales to occur in the future.

      During the three- and six-month periods ended April 1, 2000, the Company purchased high-transmission cellular (HTC) grids valued at $259,000 and $462,000, respectively, from the Tecomet division of Thermo Electron
Corporation, the majority owner of ThermoTrex, under a design and production arrangement. During the three- and six-month periods ended April 3, 1999, the Company purchased HTC grids valued at $398,000 and $738,000, respectively.

3.    Loss per Share

      Basic and diluted loss per share were calculated as follows:

                                                                 Three Months Ended       Six Months Ended
                                                                April 1,   April 3,    April 1,   April 3,
(In thousands except per share amounts)                            2000        1999       2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Net Loss                                                        $(6,576)   $ (4,204)   $(13,518)  $ (5,695)
                                                                -------    --------    --------   --------

Weighted Average Shares                                          31,977      32,027      31,977     32,670
                                                                -------    --------    --------   --------

Basic and Diluted Loss per Share                                $  (.21)   $   (.13)   $   (.42)  $   (.17)
                                                                =======    ========    ========   ========

      Options to purchase 2,025,000 and 1,928,000 shares of common stock for the second quarter of fiscal 2000 and 1999, respectively, and 2,108,000 and 1,928,000 shares of common stock for the first six months of fiscal 2000 and 1999, respectively, were not included in the computation of diluted loss per share because their effect would have been antidilutive due to the Company's net loss position. In addition, the computation of diluted loss per share for each period excludes the effect of assuming the conversion of the Company's
$8,000,000 principal amount 4.2% subordinated convertible note, convertible at $11.79 per share, because the effect would be antidilutive due to the Company's net loss position.



4.    Comprehensive Income

      Comprehensive income combines net loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of fiscal 2000 and 1999, the Company had comprehensive losses of $8,426,000 and $8,516,000, respectively. During the first six months of 2000 and 1999, the Company had comprehensive losses of $16,988,000 and $9,675,000, respectively.

5.    Business Segment Information

                                                                 Three Months Ended       Six Months Ended
                                                                April 1,   April 3,    April 1,   April 3,
(In thousands)                                                     2000        1999       2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Medical Imaging                                                $ 28,935   $ 44,541    $ 56,830    $ 84,449
 Dental Imaging                                                   12,510     15,645      28,475      40,666
                                                                --------   --------    --------    --------

                                                                $ 41,445   $ 60,186    $ 85,305    $125,115
                                                                ========   ========    ========    ========

Loss Before Income Taxes and Minority Interest:
 Medical Imaging (a)                                            $ (4,934)  $ (3,447)   $(13,435)  $  (5,941)
 Dental Imaging (b)                                                   79     (1,336)         (3)        (85)
 Corporate (c)                                                    (1,571)    (1,718)     (2,811)     (3,498)
                                                                --------   --------    --------   ---------

 Total operating loss                                             (6,426)    (6,501)    (16,249)     (9,524)
 Interest and other income (expense), net                            (91)        31         (92)        269
                                                                --------   --------    --------   ---------

                                                                $ (6,517)  $ (6,470)   $(16,341)  $  (9,255)
                                                                ========   ========    ========   =========

(a) Reflects restructuring costs and unusual item, net, of $0.9 million and $0.6 million in the three months ended April 1, 2000, and April 3, 1999, respectively, and $1.8 million and $0.6 million in the six months ended
    April 1, 2000, and April 3, 1999, respectively.
(b) Reflects restructuring costs of $0.1 million in the six months ended April 1, 2000.
(c) Primarily general and administrative expenses.

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




      Accrued acquisition expenses relate to the fiscal 1998 acquisition of Trophy Radiologie and are included in other accrued expenses in the accompanying balance sheet. A summary of the changes in accrued acquisition expenses is as follows:

(In thousands)                                                          Severance      Excess       Total
                                                                                   Facilities
--------------------------------------------------------- ----------- ------------ ----------- -----------

Balance at October 2, 1999                                                $ 1,430      $  404      $ 1,834
 Usage                                                                     (1,252)          -       (1,252)
 Currency translation                                                        (122)        (42)        (164)
                                                                          -------      ------      -------

Balance at April 1, 2000                                                  $    56      $  362      $   418
                                                                          =======      ======      =======

      The Company expects to pay the severance costs during the third quarter of fiscal 2000 and the excess-facility costs over the term of facility leases, which expire primarily through fiscal 2001.

7.    Restructuring Costs and Unusual Item

      During fiscal 1999 and 2000, the Company recorded restructuring costs, primarily in connection with the consolidation of the Company's Bennett X-Ray
Corporation and Continental X-Ray Corporation facilities into the Company's
Danbury, Connecticut, and Littleton, Massachusetts, sites and, to a lesser extent, actions to reduce costs in other operations. Restructuring costs in the Medical Imaging segment included severance for 308 employees across all functions, 162 of whom were terminated in fiscal 1999 and 146 of whom were terminated in fiscal 2000. Restructuring costs in the Dental Imaging segment included severance for 40 employees across all functions, 7 of whom were terminated in fiscal 1999 and 33 of whom were terminated in fiscal 2000.

      During the first six months of fiscal 2000, the Company recorded restructuring charges of $2,912,000 for costs related to the consolidation and relocation of facilities and retention bonuses. Costs related to the consolidation and relocation of facilities are recorded as incurred. Retention costs are recorded ratably over the period through which employees must work to qualify for a payment.

      In November 1999, the Company sold the operating facility of its Continental X-Ray subsidiary for $3,119,000 in cash, resulting in a gain of $941,000, which is included in restructuring costs and unusual item, net, in the accompanying statement of operations.

      The Company expects to record approximately $2,300,000 of additional restructuring and unusual costs, including $1,500,000 during the remainder of fiscal 2000 and $800,000 during the first half of fiscal 2001. These charges represent estimated costs for certain employee retention agreements related to the proposed sale of the Company (Note 9).


7.    Restructuring Costs and Unusual Item (continued)

      A summary of the changes in accrued restructuring costs is as follows:

                                                                          Facility-   Other (b)     Total
(In thousands)                                                 Severance    closing
                                                                              Costs
------------------------------------------------------------ ------------ ---------- ----------- ---------

Balance at October 2, 1999                                       $   973    $ 2,250    $    479    $ 3,702
 Provision charged to expense (a)                                    237          -       2,675      2,912
 Usage                                                              (765)      (212)     (2,827)    (3,804)
 Currency translation                                                (43)         -           -        (43)
                                                                 -------    -------    --------    -------

Balance at April 1, 2000                                         $   402    $ 2,038    $    327    $ 2,767
                                                                 =======    =======    ========    =======

(a) Reflects restructuring costs of $2.8 million and $0.1 million recorded by the Medical Imaging and Dental Imaging segments, respectively.
(b) Includes provisions in fiscal 2000 of $1.6 million for facility-consolidation costs incurred during the period and $1.1 million for retention bonuses.

      The aggregate future cash expenditures for restructuring will include amounts accrued at April 1, 2000, as well as the $2,300,000 of future costs that are expected to be incurred over the next twelve months. These amounts total
$5.1 million, of which the Company expects to pay $1.2 million during the remainder of fiscal 2000, $3.2 million during fiscal 2001, and the balance primarily over the term of facility leases expiring through 2005.

8.    Recent Accounting Pronouncement

      In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements."
SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that the Company conform its revenue recognition practices to the requirements therein in the first quarter of fiscal
2001 through recording a cumulative net of tax effect of the change in accounting. The Company has not completed the analysis to determine the effect that SAB 101 will have on its financial statements.

9.    Proposed Sale of Company and Related Uncertainties

      On January 31, 2000, Thermo Electron announced that it plans to sell the Company. This action is part of a major reorganization plan under which Thermo
Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business. The Company believes that its continuing operating losses and declining revenues have resulted, at least in part, from the announced sale of the Company and resulting uncertainty among customers and dealers. Were this trend to continue, certain of the Company's assets may become impaired, including primarily inventories, deferred tax asset, and cost in excess of net assets of acquired companies. It is reasonably possible that future results could be adversely affected by any charges necessary to reflect such impairment.




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

Overview

      The Company operates in two segments: Medical Imaging and Dental Imaging.
The Medical Imaging segment designs, manufactures, and markets mammography equipment, minimally invasive digital breast-biopsy systems, and general-purpose and specialized medical X-ray equipment. The Company sells its products principally through dealers and direct sales. The Company manufactures mammography systems and minimally invasive digital breast-biopsy systems, which provide a low-cost, less-invasive alternative to open surgery for the biopsy of suspicious breast lesions. All of the Company's general-purpose X-ray systems as well as its digital radiographic/fluoroscopic (R/F) system, which is used to diagnose gastrointestinal disorders and other problems, are now part of the Trex
Heritage Series line of products. The Company also manufactures and markets specialized X-ray imaging systems called cardiac catheterization laboratories that are used during diagnostic and interventional vascular and cardiac procedures, such as balloon angioplasty. In addition, the Company manufactures electrophysiology products that aid doctors in diagnosing and treating cardiac arrhythmia.

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

      During fiscal 1999, the Company experienced a decline in business due to the loss of an OEM customer, lower demand for its products resulting from a decline in the radiographic market, and a decline in sales of cardiac catheterization systems. In response, the Company initiated certain restructuring activities in fiscal 1999, including consolidation of manufacturing facilities and headcount reductions to achieve material cost improvements and focus on cost efficiencies. The Company substantially completed implementation of its restructuring plans during the second quarter of fiscal
2000. The Company estimates that it will achieve pretax operating savings of approximately $18 to $20 million in fiscal 2000 as a result of the cost reductions. In addition to undertaking restructuring actions, the Company has reorganized its product distribution channels by consolidating and reassigning certain dealer relationships.

      On January 31, 2000, Thermo Electron Corporation announced that it plans to sell the Company as part of a major reorganization plan (Note 9). As discussed below, the Company believes that the announcement of its proposed sale has adversely affected its operating results. The Company expects to record approximately $2.3 million of additional costs as they are incurred over the next twelve months for certain employee retention agreements.


Results of Operations

Second Quarter Fiscal 2000 Compared With Second Quarter Fiscal 1999

      Revenues decreased to $41.4 million in the second quarter of fiscal 2000 from $60.2 million in the second quarter of fiscal 1999. Revenues in the Medical
Imaging segment decreased $15.6 million to $28.9 million as a result of lower demand. Sales of breast-imaging products, general-purpose X-ray systems, and cardiac catheterization systems decreased $10.4 million, $3.6 million, and $1.6 million, respectively. Reduced breast-imaging sales resulted partially from industry uncertainty associated with the announced sale of the Company as well as higher prior year sales as various hospitals and clinics upgraded mammography systems to become compliant with the year 2000 guidelines established by the Mammography Quality Standards Act. Sales of general-purpose X-ray systems and cardiac catheterization systems decreased due to lower demand. Revenues in the Dental Imaging segment were $12.5 million in fiscal 2000, compared with $15.6 million in fiscal 1999. Revenues in this segment decreased $3.1 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

      The gross profit margin increased to 30% in the second quarter of fiscal
2000 from 28% in the second quarter of fiscal 1999. The gross profit margin increased primarily due to lower inventory provisions in the fiscal 2000 period, cost-reduction efforts across the Company, and the facility consolidation in the Medical Imaging segment.

      Selling, general, and administrative expenses as a percentage of revenues was 34% in the second quarter of fiscal 2000, compared with 29% in the second quarter of fiscal 1999. Selling, general and administrative expenses as a percentage of revenues increased in the Medical Imaging segment, due to a decline in revenues. As a result of cost-reduction efforts across the Company, selling, general, and administrative expenses decreased to $14.3 million in fiscal 2000 from $17.4 million in fiscal 1999. The decrease consisted primarily of a $2.1 million reduction in sales and marketing costs and a $1.0 million decrease in administrative costs.

      Research and development expenses decreased to $3.8 million in the second quarter of fiscal 2000 from $5.5 million in the second quarter of fiscal 1999.
The Medical Imaging segment reduced spending by $1.5 million, primarily due to cost reduction efforts associated with the Company's restructuring plan.

      The Company recorded restructuring costs of $0.9 million in the second quarter of fiscal 2000 (Note 7), primarily in the Medical Imaging segment. Over the next twelve months, the Company expects to record an additional $2.3 million of costs for certain employee retention agreements.

      Interest income was unchanged at $0.1 million in the second quarter of fiscal 2000 and 1999. Interest expense includes interest associated with the Company's $8.0 million principal amount 4.2% subordinated convertible note issued to ThermoTrex Corporation and short-term borrowings in the Dental Imaging segment.

      The effective tax rate for the second quarter of fiscal 2000 reflects the establishment of a valuation allowance against the tax benefit associated with losses arising during the quarter. Management believes that sufficient uncertainty exists regarding the realizability of the tax benefit for losses arising during the quarter that a valuation allowance is required.

      Minority interest income (expense) represents earnings and losses allocable to minority investors in Trophy's joint ventures.

      The Company is a defendant in two patent infringement lawsuits and a lawsuit alleging the Company misappropriated certain other technology owned by a third party. An unsuccessful resolution of one or more of these matters could have a material adverse effect on the Company's future results of operations and financial position.


Second Quarter Fiscal 2000 Compared With Second Quarter Fiscal 1999 (continued)

      The Company's backlog decreased to $37.9 million at April 1, 2000, from $45.6 million at October 2, 1999, including a $6.7 million decline in the Medical Imaging Segment and a $1.0 million decline in the Dental Imaging
Segment. The Company believes that the decline in the Medical Imaging segment backlog reflects the impact of market uncertainty associated with the sale of the Company. This uncertainty is particularly evident in the reduced order rate of high-end cardiac and radiographic/fluoroscopic equipment. Reduced backlog in the Dental Imaging segment primarily reflects the timing of various international orders. The Company believes that its continuing operating losses and declining revenues have resulted, at least in part, from the announced sale of the Company and resulting uncertainty among customers and dealers. Were this trend to continue, certain of the Company's assets may become impaired, including primarily inventories, deferred tax asset, and cost in excess of net assets of acquired companies. It is reasonably possible that future results could be adversely affected by any charges necessary to reflect such impairment.

First Six Months 2000 Compared With First Six Months 1999

      Revenues decreased to $85.3 million in the first six months of fiscal 2000 from $125.1 million in the first six months of fiscal 1999. Revenues in the Medical Imaging segment decreased $27.6 million to $56.8 million as a result of lower demand. Sales of breast-imaging products, general-purpose X-ray systems, and cardiac catheterization systems decreased $14.9 million, $9.5 million, and $3.2 million, respectively. These declines primarily reflect lower demand across most product lines, market uncertainty associated with the announced sale of the Company, production and sales shortfalls associated with the Company's facility consolidation, and higher prior year mammography sales as various hospitals and clinics upgraded mammography systems to become compliant with the year 2000 guidelines established by the Mammography Quality Standards Act. In addition, a reorganization of the Company's distribution channels resulted in lower dealer demand. Revenues in the Dental Imaging segment were $28.5 million in fiscal
2000, compared with $40.7 million in fiscal 1999. The decline resulted primarily from lower demand in fiscal 2000, compared with fiscal 1999, which included a $4.1 million sale to a customer in the Philippines and other one-time shipments totaling $2.2 million. In addition, revenues in this segment decreased $5.2 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

      The gross profit margin decreased to 26% in the first six months of fiscal
2000 from 31% in the first six months of fiscal 1999. The gross profit margin decreased primarily due to a lower contribution toward fixed costs as a result of lower revenues in each segment, a less favorable mix of products sold in the Medical Imaging segment, and operating inefficiencies associated with the facility consolidation in the Medical Imaging segment.

      Selling, general, and administrative expenses as a percentage of revenues increased to 33% in the first six months of fiscal 2000 from 30% in the first six months of fiscal 1999. Selling, general and administrative expenses as a percentage of revenues increased in the Medical Imaging segment due to a decline in revenues. As a result of cost-reduction efforts across the Company, selling, general, and administrative expenses decreased to $28.4 million in fiscal 2000 from $37.7 million in fiscal 1999. The decrease consisted primarily of a $6.5 million reduction in sales and marketing costs and a $2.8 million decrease in administrative costs.

      Research and development expenses decreased to $7.7 million in the first six months of fiscal 2000 from $10.6 million in the first six months of fiscal
1999. The Medical Imaging segment reduced spending by $2.3 million, primarily due to cost reduction efforts associated with the Company's restructuring plan.
Research and development expenditures decreased $0.6 million in the Dental
Imaging segment due to the inclusion in fiscal 1999 of development costs for the RVGui system, which was introduced in fiscal 1999.




First Six Months 2000 Compared With First Six Months 1999 (continued)

      The Company recorded net restructuring costs and unusual item of $2.0 million in the first six months of fiscal 2000 (Note 7). Restructuring charges of $2.9 million represent $2.8 million recorded by the Medical Imaging segment and $0.1 million recorded by the Dental Imaging segment. These charges were offset in part by a $0.9 million gain from the November 1999 sale of a building by the Medical Imaging segment. Over the next twelve months, the Company expects to record an additional $2.3 million of costs for certain employee retention agreements.

      Interest income decreased to $0.2 million in the first six months of fiscal 2000 from $0.4 million in the first six months of fiscal 1999, due to lower average invested balances resulting from purchases of Company common stock in fiscal 1999 and the funding of operating losses. Interest expense includes interest associated with the Company's $8.0 million principal amount 4.2% subordinated convertible note issued to ThermoTrex Corporation and short-term borrowings in the Dental Imaging segment.

      The effective tax rate for the first six months of fiscal 2000 reflects the establishment of a valuation allowance against the tax benefit associated with losses arising during the second quarter. Management believes that sufficient uncertainty exists regarding the realizability of the tax benefit for losses arising during the quarter that a valuation allowance is required.

Liquidity and Capital Resources

      Consolidated working capital was $67.1 million at April 1, 2000, compared with $74.3 million at October 2, 1999. Included in working capital are cash and cash equivalents of $4.9 million at April 1, 2000, compared with $8.1 million at October 2, 1999. In addition, the Company had advances to affiliate of $8.8 million at October 2, 1999. In May 2000, the Company received an income tax refund of $9.8 million.

      Operating activities used $14.3 million of cash in the first six months of fiscal 2000. In addition to funding an operating loss, the Company used $6.8 million to reduce other current liabilities, including acquisition and restructuring reserves, accrued payroll and employee benefits, accrued warranty costs, and due to affiliated companies, and $4.4 million to fund an increase in deferred tax asset. An increase in accounts payable provided cash of $3.9 million. Decreases in inventories resulting from lower sales and the effect of the facilities consolidation provided cash of $2.2 million. The Company expects to spend an additional $5.1 million of cash for restructuring costs, including
$1.2 million during the remainder of fiscal 2000, $3.2 million during fiscal
2001, and the balance primarily over the term of facility leases expiring through 2005.

      In connection with the acquisition of U.S. Surgical by Tyco International, Ltd., and U.S. Surgical's decision to focus on other areas of its business, the Company has committed to purchase inventories that had been sold to U.S.
Surgical in prior periods. Estimated payments under the purchase obligation, which aggregates approximately $4.4 million at April 1, 2000, include $2.4 million in calendar 2000 and $2.0 million in calendar 2001.

      Excluding the advance to affiliate activity, the Company's investing activities during the quarter primarily consisted of $3.1 million of cash received for the sale of a building (Note 7) and $1.6 million expended for purchases of property, plant, and equipment. The Company expects to make capital expenditures of approximately $1.0 million during the remainder of fiscal 2000.

      The maturity of the Company's $8.0 million convertible note to ThermoTrex will adversely affect the Company's liquidity in the fourth quarter of fiscal
2000. Thermo Electron has expressed its willingness to lend the Company up to $10 million for short-term liquidity should the need arise. Excluding the debt to ThermoTrex, the Company believes its existing resources and potential borrowings from Thermo Electron are sufficient to meet the capital requirements of its existing operations for the foreseeable future.



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




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of May 2000.

                                                          TREX MEDICAL CORPORATION

                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Vice President and Chief Financial Officer
                                                          (Principal Financial and Accounting Officer)




                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1           Letter agreement between William Webb and Thermo Electron Corporation dated March 1,
               2000, March 6, 2000, and March 13, 2000, relating to retention and transaction bonuses and severance payments.

10.2           Letter agreement between Ira Miller and Thermo Electron
               Corporation dated March 1, 2000, relating to retention and transaction bonuses and severance payments.

10.3           Letter agreement between Jerry Roda and Thermo Electron Corporation dated March 1, 2000, relating to retention bonuses and severance payments.

27.1           Financial Data Schedule for the period ended April 1, 2000.

27.2           Restated Financial Data Schedule for the period ended April 3, 1999.
