Form 10-Q
period 2000-07-01
TREX MEDICAL CORP
filed 2000-08-11
CIK 1003539

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-11827

                            TREX MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of                                       06-1439626
incorporation or organization)              (I.R.S. Employer Identification No.)

37 Apple Ridge Road
Danbury, Connecticut                                                       06810
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (781) 622-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                      Common Stock, $.01 par value
      ----------------------------          ----------------------------
      Outstanding at July 28, 2000                   31,948,597

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                            TREX MEDICAL CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 1, October 2,
(In thousands)                                                                            2000       1999
-----------------------------------------------------------------------------------   -------- ----------

Current Assets:
 Cash and cash equivalents                                                            $  6,818   $  8,075
 Advance to affiliate                                                                    9,623      8,801
 Accounts receivable, less allowances of $4,355 and $3,538                              41,641     49,137
 Inventories (Note 7):
   Raw materials and supplies                                                           18,475     27,312
   Work in process                                                                       4,981     15,070
   Finished goods                                                                        8,287     15,730
 Deferred tax asset and refundable income taxes (Note 7)                                 4,761     19,685
 Other current assets                                                                    1,477      2,357
                                                                                      --------   --------

                                                                                        96,063    146,167
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost (Note 7)                                        23,359     29,154
 Less:  Accumulated depreciation and amortization                                       14,299     13,262
                                                                                      --------   --------

                                                                                         9,060     15,892
                                                                                      --------   --------

Other Assets                                                                               575        702
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 7)                             42,006    114,266
                                                                                      --------   --------

                                                                                      $147,704   $277,027
                                                                                      ========   ========




                            TREX MEDICAL CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 1, October 2,
(In thousands except share amounts)                                                       2000       1999
----------------------------------------------------------------------------------    -------- ----------

Current Liabilities:
 Accounts payable                                                                     $ 18,962   $ 15,065
 4.2% subordinated convertible note, due to parent company                               8,000      8,000
 Short-term obligations and current maturities of long-term obligations                     76        377
 Accrued payroll and employee benefits                                                   4,487      6,487
 Accrued warranty costs                                                                  5,555      7,696
 Customer deposits                                                                       2,658      5,231
 Accrued commissions                                                                     4,218      5,055
 Accrued restructuring costs (Note 7)                                                    3,429      3,702
 Other accrued expenses (Note 6)                                                        12,230     18,113
 Due to affiliated companies                                                             1,834      2,163
                                                                                      --------   --------

                                                                                        61,449     71,889
                                                                                      --------   --------

Deferred Income Taxes                                                                        -        964
                                                                                      --------   --------

Long-term Obligations                                                                      159        177
                                                                                      --------   --------

Minority Interest                                                                          451        216
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares authorized;
   34,144,056 and 34,139,967 shares issued                                                 341        341
 Capital in excess of par value                                                        212,971    213,022
 Retained earnings (deficit)                                                           (99,693)    14,153
 Treasury stock at cost, 2,195,459 and 2,136,725 shares                                (21,880)   (21,634)
 Deferred compensation                                                                    (215)      (579)
 Accumulated other comprehensive items (Note 4)                                         (5,879)    (1,522)
                                                                                      --------   --------

                                                                                        85,645    203,781
                                                                                      --------   --------

                                                                                      $147,704   $277,027
                                                                                      ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                     --------------------
                                                                                       July 1,    July 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------   ---------  ---------

Revenues (includes $57 and $952 to affiliated companies; Note 2)                     $  44,953  $  63,138
                                                                                     ---------  ---------

Costs and Operating Expenses:
 Cost of revenues (includes $36 and $759 for revenues to affiliated
   companies; Notes 2 and 7)                                                            51,156     54,862
 Selling, general, and administrative expenses                                          14,156     17,506
 Research and development expenses                                                       3,488      4,796
 Restructuring costs and unusual items (Note 7)                                         69,169      6,075
                                                                                     ---------  ---------

                                                                                       137,969     83,239
                                                                                     ---------  ---------

Operating Loss                                                                         (93,016)   (20,101)

Interest Income                                                                            109         37
Interest Expense (includes $84 to related party)                                           (84)      (151)
Other Income                                                                               141          -
                                                                                     ---------  ---------

Loss Before Income Taxes and Minority Interest                                         (92,850)   (20,215)
Income Tax (Provision) Benefit (Note 7)                                                 (7,513)     5,914
Minority Interest Income (Expense)                                                          35         (1)
                                                                                     ---------  ---------

Net Loss                                                                             $(100,328) $ (14,302)
                                                                                     =========  =========

Basic and Diluted Loss per Share (Note 3)                                            $   (3.14) $    (.45)
                                                                                     =========  =========

Basic and Diluted Weighted Average Shares (Note 3)                                      31,962     31,919
                                                                                     =========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                     --------------------
                                                                                       July 1,    July 3,
(In thousands except per share amounts)                                                   2000       1999
-----------------------------------------------------------------------------------  ---------  ---------

Revenues (includes $822 and $2,616 to affiliated companies; Note 2)                  $ 130,258  $ 188,253
                                                                                     ---------  ---------

Costs and Operating Expenses:
 Cost of revenues (includes $502 and $1,988 for revenues to affiliated
   companies; Notes 2 and 7)                                                           114,581    140,631
 Selling, general, and administrative expenses                                          42,597     55,173
 Research and development expenses                                                      11,205     15,424
 Restructuring costs and unusual items, net (Note 7)                                    71,140      6,650
                                                                                     ---------  ---------

                                                                                       239,523    217,878
                                                                                     ---------  ---------

Operating Loss                                                                        (109,265)   (29,625)

Interest Income                                                                            334        475
Interest Expense (includes $252 to related party)                                         (282)      (320)
Other Income, Net                                                                           22          -
                                                                                     ---------  ---------

Loss Before Income Taxes and Minority Interest                                        (109,191)   (29,470)
Income Tax (Provision) Benefit (Note 7)                                                 (4,390)     9,449
Minority Interest Income (Expense)                                                        (265)        24
                                                                                     ---------  ---------

Net Loss                                                                             $(113,846) $ (19,997)
                                                                                     =========  =========

Basic and Diluted Loss per Share (Note 3)                                            $   (3.56) $    (.62)
                                                                                     =========  =========

Basic and Diluted Weighted Average Shares (Note 3)                                      31,972     32,420
                                                                                     =========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                            TREX MEDICAL CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                     --------------------
                                                                                       July 1,    July 3,
(In thousands)                                                                            2000       1999
-----------------------------------------------------------------------------------  ---------  ---------

Operating Activities:
 Net loss                                                                            $(113,846) $ (19,997)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                         5,606      6,433
   Provision for losses on accounts receivable                                           1,614      1,326
   Minority interest expense (income)                                                      265        (24)
   Gain on sale of property, plant, and equipment (Note 7)                                (941)         -
   Noncash restructuring costs (Note 7)                                                 91,897      1,953
   Other noncash items                                                                      57     10,782
   Changes in current accounts:
     Accounts receivable                                                                 4,700     10,659
     Inventories                                                                         5,217     (4,736)
     Due from affiliated companies                                                        (329)    (1,194)
     Other current assets                                                               10,531     (9,505)
     Accounts payable                                                                    4,459     (2,477)
     Other current liabilities                                                         (10,060)    (1,602)
     Other                                                                                   -        (24)
                                                                                     ---------  ---------

       Net cash used in operating activities                                              (830)    (8,406)
                                                                                     ---------  ---------

Investing Activities:
 Advances to affiliate, net                                                               (822)    (3,013)
 Purchases of property, plant, and equipment                                            (2,101)    (2,827)
 Proceeds from sale of property, plant, and equipment (Note 7)                           3,347        225
                                                                                     ---------  ---------

       Net cash provided by (used in) investing activities                                 424     (5,615)
                                                                                     ---------  ---------

Financing Activities:
 Net proceeds from issuance of Company common stock                                         10          -
 Purchases of Company common stock                                                           -    (22,647)
 Repayment of short-term borrowings and capital lease obligations                         (278)      (397)
                                                                                     ---------  ---------

       Net cash used in financing activities                                              (268)   (23,044)
                                                                                     ---------  ---------

Exchange Rate Effect on Cash                                                              (583)       237
                                                                                     ---------  ---------

Decrease in Cash and Cash Equivalents                                                   (1,257)   (36,828)
Cash and Cash Equivalents at Beginning of Period                                         8,075     42,709
                                                                                     ---------  ---------

Cash and Cash Equivalents at End of Period                                           $   6,818  $   5,881
                                                                                     =========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                            TREX MEDICAL CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Trex Medical Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 1, 2000, the results of operations for the three- and nine-month periods ended July 1, 2000, and July 3, 1999, and the cash flows for the nine-month periods ended July 1, 2000, and July
3, 1999. Interim results are not necessarily indicative of results for a full year.

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

2.    Transactions with Affiliated Companies

      Revenues from affiliated companies in the accompanying statement of operations includes $712,000 and $2,616,000 during the nine-month periods ended
July 1, 2000, and July 3, 1999, respectively, for the sale of laser systems, components, and related services to ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex Corporation, the majority owner of the Company. As a result of ThermoLase exiting this business, the Company does not expect such sales to occur in the future.

      During the three- and nine-month periods ended July 1, 2000, the Company purchased high-transmission cellular (HTC) grids valued at $258,000 and $720,000, respectively, from the Tecomet division of Thermo Electron
Corporation, the majority owner of ThermoTrex, under a design and production arrangement. During the three- and nine-month periods ended July 3, 1999, the Company purchased HTC grids valued at $415,000 and $1,153,000, respectively.

3.    Loss per Share

      Basic and diluted loss per share were calculated as follows:

                                                              Three Months Ended      Nine Months Ended
                                                            ---------------------   ---------------------
                                                              July 1,     July 3,     July 1,     July 3,
(In thousands except per share amounts)                          2000        1999        2000        1999
---------------------------------------------------------   ---------   ---------    --------   ---------

Net Loss                                                    $(100,328)  $ (14,302)  $(113,846)  $ (19,997)
                                                            ---------   ---------   ---------   ---------

Weighted Average Shares                                        31,962      31,919      31,972      32,420
                                                            ---------   ---------   ---------   ---------

Basic and Diluted Loss per Share                            $   (3.14)  $    (.45)   $  (3.56)   $   (.62)
                                                            =========   =========    ========    ========


                            TREX MEDICAL CORPORATION

3.    Loss per Share (continued)

      Options to purchase 1,762,000 and 2,425,000 shares of common stock for the third quarter of fiscal 2000 and 1999, respectively, and 1,993,000 and 2,054,000 shares of common stock for the first nine months of fiscal 2000 and 1999, respectively, were not included in the computation of diluted loss per share because their effect would have been antidilutive due to the Company's net loss position. In addition, the computation of diluted loss per share for each period excludes the effect of assuming the conversion of the Company's $8,000,000 principal amount 4.2% subordinated convertible note, convertible at $11.79 per share, because the effect would be antidilutive.

4.    Comprehensive Income

      Comprehensive income combines net loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of fiscal 2000 and 1999, the Company had comprehensive losses of $101,215,000 and $14,950,000, respectively. During the first nine months of 2000 and 1999, the Company had comprehensive losses of $118,203,000 and $24,625,000, respectively.

5.    Business Segment Information

                                                              Three Months Ended      Nine Months Ended
                                                            ---------------------   ---------------------
                                                              July 1,     July 3,     July 1,     July 3,
(In thousands)                                                   2000        1999        2000        1999
---------------------------------------------------------   ----------- ---------   ---------   ---------

Revenues:
 Medical Imaging                                            $  30,252   $  48,948   $  87,082   $ 133,397
 Dental Imaging                                                14,701      14,190      43,176      54,856
                                                            ---------   ---------   ---------   ---------

                                                            $  44,953   $  63,138   $ 130,258   $ 188,253
                                                            =========   =========   =========   =========

Loss Before Income Taxes and Minority Interest:
 Medical Imaging (a)                                        $ (77,849)  $ (17,499)  $ (91,284)  $ (23,440)
 Dental Imaging (b)                                           (13,894)       (459)    (13,897)       (544)
 Corporate (c)                                                 (1,273)     (2,143)     (4,084)     (5,641)
                                                            ---------   ---------   ---------   ---------

 Total operating loss                                         (93,016)    (20,101)   (109,265)    (29,625)
 Interest and other income (expense), net                         166        (114)         74         155
                                                            ---------   ---------   ---------   ---------

                                                            $ (92,850)  $ (20,215)  $(109,191)  $ (29,470)
                                                            =========   =========   =========   =========

(a) Reflects restructuring costs and other unusual charges, net, of $74.2 million and $18.1 million in the three months ended July 1, 2000, and July 3, 1999, respectively, and $76.0 million and $18.7 million in the nine months ended July 1, 2000, and July 3, 1999, respectively.
(b) Reflects restructuring costs of $15.0 million and $15.1 million in the three- and nine-month periods ended
    July 1, 2000, respectively.
(c) Primarily general and administrative expenses.


                            TREX MEDICAL CORPORATION

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

      Accrued acquisition expenses relate to the fiscal 1998 acquisition of Trophy Radiologie and are included in other accrued expenses in the accompanying balance sheet. A summary of the changes in accrued acquisition expenses is as follows:


                                                                                       Excess
(In thousands)                                                          Severance  Facilities       Total
---------------------------------------------------------               ---------  ----------     -------

Balance at October 2, 1999                                                $ 1,430     $   404     $ 1,834
 Usage                                                                     (1,284)       (104)     (1,388)
 Currency translation                                                        (146)         47         (99)
                                                                          -------     -------     -------

Balance at July 1, 2000                                                   $     -     $   347     $   347
                                                                          =======     =======     =======

      The Company expects to pay the excess-facility costs over the term of facility leases, which expire primarily through fiscal 2001.

7.    Restructuring Costs and Unusual Items, Net

      On January 31, 2000, the Company announced that a buyer was being sought for the Company. The Company believes that its continuing operating losses and declining revenues have resulted, at least in part, from the announced sale of the Company and resulting uncertainty among customers and dealers.

Restructuring Costs - Operational

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

      During the first nine months of fiscal 2000, the Company recorded restructuring charges of $4,080,000 for costs related to the consolidation and relocation of facilities and retention bonuses. Costs related to the consolidation and relocation of facilities are recorded as incurred. Retention costs are recorded ratably over the period through which employees must work to qualify for a payment.

      The Company expects to record approximately $1,590,000 of additional restructuring and unusual items, including $750,000 during the remainder of fiscal 2000 and $840,000 during the first half of fiscal 2001. These charges represent estimated costs for certain employee retention agreements related to the proposed sale of the Company.


                            TREX MEDICAL CORPORATION

7.    Restructuring Costs and Unusual Items, Net (continued)

      A summary of the changes in accrued restructuring costs is as follows:

                                                                        Facility-
                                                                          closing
(In thousands)                                                Severance     Costs   Other (b)       Total
------------------------------------------------------------  --------- ---------   ---------     -------

Balance at October 2, 1999                                      $   973   $ 2,250     $   479     $ 3,702
 Provision charged to expense (a)                                   239       411       3,430       4,080
 Usage                                                           (1,045)     (361)     (2,909)     (4,315)
 Currency translation                                               (38)        -           -         (38)
                                                                -------   -------     -------     -------

Balance at July 1, 2000                                         $   129   $ 2,300     $ 1,000     $ 3,429
                                                                =======   =======     =======     =======

(a) Reflects restructuring costs of $4.0 million and $0.1 million recorded by the Medical Imaging and Dental
    Imaging segments, respectively. Excludes noncash restructuring charges of $68.0 million to write down the carrying amount of assets to their estimated disposal value, and a gain of $0.9 million from the sale of an operating facility.
(b) Includes provisions in fiscal 2000 of $1.7 million for facility-consolidation costs incurred during the period and $1.7 million for retention bonuses.

      The aggregate future cash expenditures for restructuring will include amounts accrued at July 1, 2000, as well as the $1,590,000 of future costs that are expected to be incurred over the next twelve months. These amounts total
$5.0 million, of which the Company expects to pay $0.4 million during the remainder of fiscal 2000, $3.0 million during fiscal 2001, and the balance primarily over the term of facility leases expiring through 2005.

Restructuring Costs - Planned Divestitures

      In connection with the plan to sell the Company, the Company currently expects to sell its three principal operating units individually, due to the absence of a prospective buyer for the Company in its entirety. As a result, during the third quarter of fiscal 2000, the Company recorded a charge of $95.1 million to write down the carrying amounts of the businesses to their estimated disposal value. The charge includes four components: cost in excess of net assets of acquired companies of $65.0 million; inventory provisions of $20.0 million; a deferred tax asset of $7.1 million; and property, plant, and equipment of $3.0 million. The inventory provisions were recorded as a component of cost of revenues, and the establishment of a valuation allowance for the deferred tax asset was recorded as a component of income tax provision. The remaining charges were recorded as restructuring costs. Of the pretax charges, $73.0 million related to the Medical Imaging segment and $15.0 million related to the Dental Imaging segment. These write downs are based on management's estimate of the disposal value of the individual businesses. It is reasonably possible that the actual amounts realized from the sale of these businesses could differ materially from the amounts estimated in the accompanying financial statements. The amount that will be realized from the sale of the businesses will depend on the terms of any final agreements. Any changes in the estimates used as the basis for determining the charges recorded in the third quarter of fiscal 2000 would result in additional charges or credits in future periods.

Other

      In November 1999, the Company sold the operating facility of its Continental X-Ray subsidiary for $3,119,000 in cash, resulting in a gain of $941,000, which is included in restructuring costs and unusual item, net, in the accompanying statement of operations.

                            TREX MEDICAL CORPORATION

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------------------------

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

      During fiscal 1999, the Company experienced a decline in business due to the loss of an original equipment manufacturer (OEM) customer, lower demand for its products resulting from a decline in the radiographic market, and a decline in sales of cardiac catheterization systems. In response, the Company initiated certain restructuring activities in fiscal 1999, including consolidation of manufacturing facilities and headcount reductions to achieve material cost


                            TREX MEDICAL CORPORATION

Overview (continued)

improvements and focus on cost efficiencies. The Company substantially completed implementation of its restructuring plans during the second quarter of fiscal
2000. In addition to undertaking restructuring actions, the Company has reorganized its product distribution channels by consolidating and reassigning certain dealer relationships.

      On January 31, 2000, the Company announced that a buyer was being sought for the Company (Note 7). As discussed below, the Company believes that the announcement of its proposed sale has adversely affected its operating results.
The Company expects to record approximately $1.6 million of additional costs as they are incurred over the next 12 months for certain employee retention agreements.

Results of Operations

Third Quarter Fiscal 2000 Compared With Third Quarter Fiscal 1999
-----------------------------------------------------------------

      Revenues decreased to $45.0 million in the third quarter of fiscal 2000 from $63.1 million in the third quarter of fiscal 1999. Revenues in the Medical
Imaging segment decreased $18.7 million to $30.3 million as a result of lower demand. Sales of breast-imaging products and cardiac catheterization systems decreased $10.4 million and $7.8 million, respectively. A decrease in breast-imaging sales resulted partially from industry uncertainty associated with the announced sale of the Company as well as higher prior year sales as various hospitals and clinics upgraded mammography systems to become compliant with the year 2000 guidelines established by the Mammography Quality Standards
Act. Sales of cardiac catheterization systems decreased due to lower demand.
Revenues in the Dental Imaging segment were $14.7 million in fiscal 2000, compared with $14.2 million in fiscal 1999. Revenues in this segment increased
$0.5 million due to higher sales of digital dental X-ray equipment.

      The gross profit margin in the current quarter reflects a $20.0 million charge to reduce the carrying value of Medical Imaging inventories to estimated disposal value (Note 7). Excluding this provision and prior year inventory and warranty provisions of $12.0 million, the gross profit margin for the third quarter of fiscal 2000 was 31%, compared with 32% in the third quarter of fiscal
1999. Lower margins in the Medical Imaging segment, primarily due to a lower contribution toward fixed costs as a result of a decline in revenues and a less favorable product mix, were offset in part by higher-margin sales in the Dental
Imaging segment resulting from increased sales of digital dental X-ray equipment.

      Selling, general, and administrative expenses as a percentage of revenues was 31% in the third quarter of fiscal 2000, compared with 28% in the third quarter of fiscal 1999. Selling, general and administrative expenses as a percentage of revenues increased in the Medical Imaging segment due to a decline in revenues. As a result of cost-reduction efforts across the Company, selling, general, and administrative expenses decreased to $14.2 million in fiscal 2000 from $17.5 million in fiscal 1999. The decrease consisted primarily of a $1.3 million reduction in sales and marketing costs and a $2.0 million decrease in administrative costs.

      Research and development expenses decreased to $3.5 million in the third quarter of fiscal 2000 from $4.8 million in the third quarter of fiscal 1999.
The Medical Imaging segment reduced spending by $1.3 million, primarily due to cost reduction efforts associated with the Company's restructuring plan.

      The Company recorded restructuring costs and unusual items of $69.2 million in the third quarter of fiscal 2000 (Note 7), consisting of $54.2 million in the Medical Imaging segment and $15.0 million in the Dental Imaging segment. Over the next 12 months, the Company expects to record an additional
$1.6 million of costs for certain employee retention agreements.

      Interest income increased to $109,000 in the third quarter of fiscal 2000, from $37,000 in the third quarter of 1999. Interest expense includes interest associated with the Company's $8.0 million principal amount 4.2% subordinated convertible note issued to ThermoTrex Corporation and, in fiscal 1999, short-term borrowings in the Dental Imaging segment.


                            TREX MEDICAL CORPORATION

Third Quarter Fiscal 2000 Compared With Third Quarter Fiscal 1999 (continued)
-----------------------------------------------------------------

      The provision for income taxes during the third quarter of fiscal 2000 primarily reflects the establishment of a valuation allowance for $7.1 million of deferred tax assets. As a result of continuing losses and the planned sale of the Company's principal operating units, the Company believes that it is more likely than not that certain tax loss carryforwards and temporary differences will not be realized within the carryforward period.

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

      The Company's backlog decreased to $43.9 million at July 1, 2000, from $45.6 million at October 2, 1999, reflecting a $4.6 million decline in the Medical Imaging Segment, offset in part by a $2.9 million increase in the Dental
Imaging Segment. The Company believes that the decline in the Medical Imaging segment backlog, as well as continued operating losses and revenue decline, reflect the impact of market uncertainty associated with the sale of the Company's principal operating units and resulting uncertainty among customers and dealers. This uncertainty is particularly evident in the reduced order rate of high-end cardiac and radiographic/fluoroscopic equipment. The estimates of disposal value for the Company's principal operating units may differ materially from the actual proceeds. Any differences will affect the carrying values of the Company's assets and could result in additional charges or credits in future periods.

First Nine Months 2000 Compared With First Nine Months 1999
-----------------------------------------------------------

      Revenues decreased to $130.3 million in the first nine months of fiscal
2000 from $188.3 million in the first nine months of fiscal 1999. Revenues in the Medical Imaging segment decreased $46.3 million to $87.1 million as a result of lower demand. Sales of breast-imaging products, general-purpose X-ray systems, and cardiac catheterization systems decreased $25.5 million, $9.0 million, and $11.8 million, respectively. These declines primarily reflect lower demand across most product lines, market uncertainty associated with the announced sale of the Company, production and sales shortfalls associated with the Company's facilities consolidation, and higher prior year mammography sales as various hospitals and clinics upgraded mammography systems to become compliant with the year 2000 guidelines established by the Mammography Quality
Standards Act. In addition, a reorganization of the Company's distribution channels resulted in lower dealer demand. Revenues in the Dental Imaging segment were $43.2 million in fiscal 2000, compared with $54.9 million in fiscal 1999.
The decline resulted primarily from lower demand in fiscal 2000, compared with fiscal 1999, which included a $4.1 million sale to a customer in the Philippines. In addition, revenues in this segment decreased $5.4 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the segment operates.

      Excluding the $20.0 million inventory provision recorded during the third quarter of fiscal 2000 (Note 7) and $12.0 million of inventory and warranty provisions recorded during the third quarter of fiscal 1999, the gross profit margin for the first nine months of fiscal 2000 was 27%, compared with 32% during fiscal 1999. The gross profit margin decreased primarily due to a lower contribution toward fixed costs as a result of lower revenues in each segment, and a less favorable mix of products sold in the Medical Imaging segment.

      Selling, general, and administrative expenses as a percentage of revenues was 33% in the first nine months of fiscal 2000, compared with 29% in the first nine months of fiscal 1999. Selling, general and administrative expenses as a percentage of revenues increased in the Medical Imaging segment due to a decline in revenues. As a result of cost-reduction efforts across the Company, selling, general, and administrative expenses decreased to $42.6 million in fiscal 2000 from $55.2 million in fiscal 1999. The decrease consisted primarily of a $7.8 million reduction in sales and marketing costs and a $4.8 million decrease in administrative costs.

                            TREX MEDICAL CORPORATION

First Nine Months 2000 Compared With First Nine Months 1999 (continued)
-----------------------------------------------------------

      Research and development expenses decreased to $11.2 million in the first nine months of fiscal 2000 from $15.4 million in the first nine months of fiscal
1999. The Medical Imaging segment reduced spending by $3.5 million, primarily due to cost reduction efforts associated with the Company's restructuring plan.
Research and development expenditures decreased $0.7 million in the Dental
Imaging segment due to the inclusion in fiscal 1999 of development costs for the RVGui system, which was introduced in fiscal 1999.

      The Company recorded net restructuring costs and unusual items of $71.1 million in the first nine months of fiscal 2000 (Note 7). Restructuring charges and unusual items of $56.9 million were recorded by the Medical Imaging segment and $15.1 million recorded by the Dental Imaging segment. These charges were offset in part by a $0.9 million gain from the November 1999 sale of a building by the Medical Imaging segment. Over the next twelve months, the Company expects to record an additional $1.6 million of costs for certain employee retention agreements.

      Interest income decreased to $0.3 million in the first nine months of fiscal 2000 from $0.5 million in the first nine months of fiscal 1999, due to lower average invested balances resulting from the funding of operating losses and purchases of Company common stock in fiscal 1999. Interest expense includes interest associated with the Company's $8.0 million principal amount 4.2% subordinated convertible note issued to ThermoTrex and short-term borrowings in the Dental Imaging segment.

      The provision for income taxes in the first nine months of fiscal 2000 primarily reflects the establishment of a valuation allowance for deferred tax assets (Note 7).

Liquidity and Capital Resources

      Consolidated working capital was $34.6 million at July 1, 2000, compared with $74.3 million at October 2, 1999. Included in working capital are cash and cash equivalents of $6.8 million at July 1, 2000, compared with $8.1 million at October 2, 1999. In addition, the Company had advances to affiliate of $9.6 million and $8.8 million at July 1, 2000, and October 2, 1999, respectively.

      Operating activities used $0.8 million of cash in the first nine months of fiscal 2000. In addition to funding an operating loss, the Company used $10.1 million to reduce other current liabilities, including acquisition and restructuring reserves, accrued payroll and employee benefits, accrued warranty costs, and due to affiliated companies. A decrease in other current assets provided cash of $10.5 million, resulting primarily from an income tax refund of $9.8 million. Decreases in inventories resulting from lower sales and the effect of the facilities consolidation provided cash of $5.2 million. A decrease in accounts receivable primarily resulting from lower sales provided cash of $4.7 million. An increase in accounts payable provided cash of $4.5 million. The
Company expects to spend an additional $5.0 million of cash for restructuring costs, including $0.4 million during the remainder of fiscal 2000, $3.0 million during fiscal 2001, and the balance primarily over the term of facility leases expiring through 2005.

      In connection with the acquisition of U.S. Surgical by Tyco International, Ltd., and U.S. Surgical's decision to focus on other areas of its business, the Company has committed to purchase inventories that had been sold to U.S.
Surgical in prior periods. Estimated payments under the purchase obligation, which aggregates approximately $4.1 million at July 1, 2000, include $2.1 million in calendar 2000 and $2.0 million in calendar 2001.

      Excluding the advance to affiliate activity, the Company's investing activities during fiscal 2000 has primarily consisted of $3.1 million of cash received for the sale of a building (Note 7) and $2.1 million expended for purchases of property, plant, and equipment. The Company expects to make capital expenditures of approximately $0.5 million during the remainder of fiscal 2000.


                            TREX MEDICAL CORPORATION

Liquidity and Capital Resources (continued)

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      The Company's exposure to market risk from changes in equity prices, interest rates, and foreign currency exchange rates has not changed materially from its exposure at fiscal year-end 1999.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      On May 11, 2000, at the Annual Meeting of Stockholders, the stockholders elected seven incumbent directors to a one-year term expiring in 2001.  The
Directors elected at the meeting were:  Dr. Elias P. Gyftopoulos, Mr. Hal Kirshner,
Mr. John T. Keiser, Dr. James W. May, Jr., Ms. Hutham S. Olayan, Mr.Firooz Rufeh,
and Mr. William J. Webb.  Dr. Gyftopoulos, Mr. Keiser, Dr. May, Ms. Olayan,
Mr. Rufeh, and Mr. Webb each received 30,697,625 shares voted in favor of his or her election and 176,046 shares voted against.  Mr. Kirshner received 30,697,507 shares voted in favor of his election and 176,164 shares voted against.  No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.

                            TREX MEDICAL CORPORATION

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of August 2000.

                                    TREX MEDICAL CORPORATION



                                    /s/ Theo Melas-Kyriazi
                                    --------------------------------------------
                                    Theo Melas-Kyriazi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                            TREX MEDICAL CORPORATION

                                  EXHIBIT INDEX


Exhibit
Number       Description of Exhibit
--------------------------------------------------------------------------------

 27.1        Financial Data Schedule for the period ended July 1, 2000.

 27.2        Restated Financial Data Schedule for the period ended July 3, 1999.